Form 10-Q
period 1997-03-31
U S RENTALS INC
filed 1997-05-15
CIK 1028726

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   MARCH 31, 1997
                                      --------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ---------------

Commission file number     1-12623
                      ---------------------------------------------------------

                              U.S. Rentals, Inc.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                     94-3061974
-----------------------------------------            --------------------------
     (State of Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

1581 Cummins Drive, Ste. 155,  Modesto,  California             95358
---------------------------------------------------   -------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                 (209) 544-9000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

     Yes [_]  No [X]       (Registrant became subject to the filing requirements
                           on February 26,1997)

     There were 30,748,975 shares of common stock, $.01 per value, outstanding at May 12, 1997.

-------------------------------------------------------------------------------

                              U.S. RENTALS, INC.
                            FINANCIAL INTRODUCTION


INTRODUCTION

The Registrant's initial public offering ("IPO") was declared effective on February 20, 1997. Prior to the IPO, the equipment rental business was operated by USR Holdings, Inc., a California corporation (the "Predecessor") that was treated as an S-corporation under the Internal Revenue Code. The Registrant did not have any operations prior to its IPO. Prior to the closing of the IPO, the Predecessor transferred substantially all of its operating assets and associated liabilities to the Registrant in exchange for 20,748,975 shares of Common Stock of the Registrant, representing all of the Registrant's outstanding capital stock prior to the IPO. The Predecessor retained only non-operating assets and liabilities, including approximately $25.7 million of notes receivable from related parties and approximately $24.4 million of notes payable to related parties. These transactions are referred to as the "Recapitalization" in this report.

Because the Predecessor elected to be treated as an S-corporation, the Predecessor's sole shareholder paid federal and California taxes on the Predecessor's taxable income. Therefore, the provision for income taxes prior to February 20, 1997, reflects only certain state income taxes the Predecessor was required to pay. Upon the transfer of the assets and liabilities from the Predecessor to the Registrant, which is a C-corporation, all income generated by the Registrant became subject to federal income taxes and applicable state income taxes, as reflected in the financial information included in this report.

Unless otherwise indicated, the "Company" means the Predecessor prior to the IPO and the Registrant on or after the IPO.

                              U.S. RENTALS, INC.

                               TABLE OF CONTENTS
                          --------------------------

PART I:   Financial Information
-------------------------------

                  Financial Introduction

     ITEM 1.      Financial Statements

                  Balance Sheets -
                    March 31, 1997 and December 31, 1996...............    1

                  Statements of Operations -
                    Three months ended March 31, 1997 and 1996.........    2

                  Statements of Cash Flows -
                    Three months ended March 31, 1997 and 1996.........    3

                  Statement of Changes in Stockholders' Equity -
                    Three months ended March 31, 1997..................    4

                  Notes to Financial Statements -
                    March 31, 1997.....................................    5

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................   10

PART II:     Other Information
------------------------------

     ITEM 1.      Legal proceedings....................................   14

     ITEM 2.      Changes in Securities................................   14

     ITEM 3.      Defaults Upon Senior Securities......................   14

     ITEM 4.      Submission of Matters to a Vote of Security Holders..   14

     ITEM 5.      Other Information....................................   14

     ITEM 6.      Exhibits and Reports on Form 8-K.....................   14

Signatures.............................................................   15


                              U.S. RENTALS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                        March 31,   December 31,
                                                          1997          1996
                                                       (Unaudited)
                                                       -----------  ------------
ASSETS
Cash                                                    $    195      $  2,906
Accounts receivable, net                                  39,961        35,653
Notes receivable from affiliate                               -         25,365
Inventories                                                5,817         5,841
Rental equipment, net                                    217,534       205,982
Property and equipment, net                               46,315        42,345
Prepaid expenses and other assets                          3,881         6,356
                                                        --------      --------
Total assets                                            $313,703      $324,448
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other liabilities                  $ 54,867      $ 57,008
Notes payable to related parties                              -         23,943
Notes payable, other                                      14,400       162,767
Deferred taxes                                             8,421            -
Taxes payable                                                503            -
                                                        --------      --------
Total liabilities                                         78,191       243,718
                                                        --------      --------

Stockholders' equity
  Common stock, at stated value;
    Authorized shares - 2,500 shares
    Issued and outstanding shares - 900                       -            699
  Common stock, $.01 par value;
    Authorized shares - 100,000,000
    Issued and outstanding shares - 30,748,975               307            -
  Paid-in capital                                        244,211        13,186
  Retained earnings                                       (9,006)       66,845
                                                        --------      --------
Total stockholders' equity                               235,512        80,730
                                                        --------      --------

Total liabilities and stockholders' equity              $313,703      $324,448
                                                        ========      ========


                              U.S. RENTALS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             1997       1996
                                                           --------   --------
Revenues:
  Rental revenue                                           $ 65,330   $ 50,181
  Rental equipment sales                                      7,201      3,910
  Merchandise and new equipment sales                         8,450      4,552
                                                           --------   --------

    Total revenues                                           80,981     58,643
                                                           --------   --------

Cost of revenues:
  Rental equipment expense                                   17,276     12,093
  Rental equipment depreciation                              14,313     11,957
  Cost of rental equipment sales                              3,385      1,446
  Cost of merchandise and new equipment sales                 6,494      3,088
  Direct operating expense                                   21,183     15,797
                                                           --------   --------
    Total cost of revenues                                   62,651     44,381
                                                           --------   --------
    Gross profit                                             18,330     14,262

Selling, general and administrative expense                   7,553      6,692
Non-rental depreciation and amortization                      2,152      1,995
Termination cost of deferred compensation agreements         20,290         -
                                                           --------   --------
    Operating income                                        (11,665)     5,575

Other (expense) income, net                                    (473)       134
Interest income from related parties, net                        52        866
Interest expense, net                                        (1,553)    (2,341)
                                                           --------   --------
    (Loss) income before income taxes and
      extraordinary item                                    (13,639)     4,234

Income tax expense                                            9,894         29
                                                           --------   --------

    (Loss) income before extraordinary item                 (23,533)     4,205

Extraordinary item, loss on extinguishment of
  debt less applicable income tax benefit of $995             1,511         -
                                                           --------   --------
    Net (loss) income                                      $(25,044)  $  4,205
                                                           ========   ========

                              U.S. RENTALS, INC.
                            STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                             1997       1996
                                                           --------   --------
Operating activities:
  Net (loss) income                                        $(25,044)  $  4,205
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                             16,465     13,953
    Gain on sale of equipment                                (3,902)    (2,447)
    Principal adjustment on notes receivable                   (146)      (134)
    Provision for doubtful accounts                           1,472      1,051
    Deferred taxes                                            8,421         -
    Interest income not collected                              (294)        -
    Interest expense not paid                                   495         -
    Loss on early extinguishment of debt                      2,506         -
  Changes in operating assets and liabilities
    Accounts receivable                                      (5,780)     1,370
    Inventories                                                  24       (607)
    Prepaid expenses and other assets                        (1,078)      (116)
    Accounts payable and other liabilities                     (663)    (6,953)
    Taxes payable                                               503         29
                                                           --------   --------
Net cash (used in) provided by operating activities          (7,021)    10,351
                                                           --------   --------

Investing activities:
  Purchases of rental equipment                             (29,240)   (24,039)
  Proceeds from sale of rental equipment                      7,201      4,114
  Purchases of property and equipment, net                   (6,046)    (5,523)
  Funding of notes receivable, net                              221       (581)
                                                           --------   --------
Net cash used in investing activities                       (27,864)   (26,029)
                                                           --------   --------

Financing activities:
  (Payments on) proceeds from line of credit                (58,267)    14,747
  Payments on senior notes                                  (92,506)        -
  Payments on other obligations                                (100)    (1,270)
  Proceeds from issuance of common stock, net
    of issuance costs                                       185,950         -
  Distribution of cash to stockholder                          (998)        -
  Dividends paid prior to IPO                                (1,905)    (1,120)
                                                           --------   --------
Net cash provided by financing activities                    32,174     12,357
                                                           --------   --------
Net decrease in cash                                         (2,711)    (3,321)
Cash at beginning of period                                   2,906      3,478
                                                           --------   --------
Cash at end of period                                      $    195   $    157
                                                           ========   ========

Supplemental non-cash flow information:
  Distribution of net assets to stockholder                $  3,221
                                                           ========

                              U.S. RENTALS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                                              ADDITIONAL                          TOTAL
                                                              COMMON           PAID-IN          RETAINED      STOCKHOLDERS'
                                                              STOCK            CAPITAL          EARNINGS         EQUITY
                                                             --------         --------          --------         --------
Balance at December 31, 1996                                 $    699         $ 13,186          $ 66,845         $ 80,730

Net loss                                                           -                -            (25,044)         (25,044)

Recapitalization                                                 (699)             699                -                -

Distribution of non-operating assets, net                          -            (4,219)               -            (4,219)

Dividends paid prior to IPO                                        -            (1,905)               -            (1,905)

Contribution of earnings to paid-in capital                        -            50,807           (50,807)              -

Recapitalization due to IPO                                       207             (207)               -                -

IPO                                                               100          187,400                -           187,500

IPO costs                                                          -            (1,550)               -            (1,550)
                                                             --------         --------          --------         --------
Balance at March 31, 1997                                    $    307         $244,211          $ (9,006)        $235,512
                                                             --------         --------          --------         --------

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (SEC File No. 333-17783, effective February 20, 1997).

2.   PRO FORMA EARNINGS (LOSS) PER SHARE

Pro forma net income reflects an income tax provision as if the Company had been a C-corporation for all periods presented.

The computation of pro forma earnings per share is based on the weighted average number of outstanding common shares, on a pro forma basis, after giving effect to the Recapitalization and the IPO. Common stock equivalents, consisting of certain shares subject to stock options, were not included in the calculation of pro forma earnings per share as they did not have a dilutive effect.

Pro forma income data:                                 Three Months Ended
                                                            March 31,
                                                            ---------
                                                        1997         1996
                                                     ----------   ----------
Historical net (loss) income before income
  taxes and extraordinary item                       $  (13,639)  $    4,234
Pro forma income tax (benefit) expense                   (5,456)       1,694
                                                     ----------   ----------
  Pro forma net (loss) income before
  extraordinary item                                     (8,183)       2,540
Extraordinary item, loss on extinguishment of
  debt less applicable income tax benefit of
  $995,000                                                1,511           -
                                                     ----------   ----------
    Pro forma net (loss) income                      $   (9,694)  $    2,540
                                                     ==========   ==========

    Pro forma net (loss) income per share            $     (.40)  $      .12
                                                     ==========   ==========

    Pro forma number of shares outstanding           24,304,530   20,749,975
                                                     ==========   ==========

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)


3.   BANK DEBT AND LONG-TERM OBLIGATIONS

Bank debt and long-term obligations consist of the following:

                                                                              March 31,          December 31,
                                                                                1997                 1996
                                                                               ------               ------
Notes payable to related parties:
     Subordinated note payable to The Colburn School
       of Performing Arts, interest payable quarterly
       at prime rate plus 5%, due in 2013 and 2014
       (13.5% at December 31, 1996)                                            $     -              $ 20,000
     Demand notes payable to related parties, interest at
       various rates tied to the Predecessor's average
       bank borrowing rate.  Interest rates ranged from
       8.45% to 10.25% at December 31, 1996                                          -                 3,943
                                                                               --------             --------
                                                                                     -                23,943
                                                                               --------             --------

Notes payable, other:
     Senior notes payable to various parties, interest
       payable semi-annually ranging from 6.82% to
       7.76%, due 1999-2002                                                          -                90,000
     Revolving line of credit, interest payable monthly at
       reference rate (8.25% at December 31, 1996)                                   -                26,300
     Revolving line of credit, interest payable monthly
       at money market rates (ranging from 5.95% to
       6.26% at March 31, 1997 and 6.13% to 6.19%
       at December 31, 1996)                                                     14,000               43,000
     Notes payable to a bank, interest and principal
       payable monthly at rates ranging from 5.74%
       to 9.51%, due 1997                                                            -                 2,967
     Notes payable related to the purchase of certain
       businesses, imputed interest averaging 7%,
       due through 1999                                                             400                  500
                                                                               --------             --------
                                                                                 14,400              162,767
                                                                               --------             --------
                                                                               $ 14,400             $186,710
                                                                               ========             ========

On February 26, 1997 the Company repaid the bank notes, revolving line of credit and senior notes utilizing proceeds from its IPO. The early extinguishment of debt generated an extraordinary loss of $1,511,000 (and a net income tax benefit of $995,000).

On February 26, 1997, the Company entered into a $300 million unsecured line of credit with a bank maturing no later than February 25, 2002. The Company believes it is in compliance with all covenants in the credit agreement.

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)


4.   COMMON STOCKHOLDERS' EQUITY

On February 26, 1997, the Company completed an IPO of 10,000,000 shares of its common stock. Proceeds to the Company, net of the underwriting discount and other costs, were $185.95 million. The Company utilized these proceeds to repay the bank notes, revolving line of credit and senior notes.


5.   INCOME TAXES

Income tax expense consists of the following:

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                        1997         1996
                                                       ------       ------
One-time charge for cumulative deferred taxes as
 of the date of the IPO as if the Company had
 always been subject to taxes as a C-corporation       $ 8,303      $    -

Income tax provision for the period subsequent to
 the IPO                                                 1,591           -

S-corporation income tax expense                            -            29
                                                       -------      -------
                                                       $ 9,894      $    29
                                                       =======      =======

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

Deferred tax assets (liabilities) are as follows:


                                                           March 31,
                                                             1997
                                                             ----
              Self-insurance reserves                      $  6,320
              Compensation related accruals                   1,522
              Allowances for doubtful accounts                3,263
              State income taxes                                585
              Others, net                                       990
                                                           --------
                                                           $ 12,680
              Depreciation                                  (21,101)
                                                           --------
                                                           $ (8,421)
                                                           =========

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)


6.  SUBSEQUENT EVENTS

On April 15, 1997, the Company entered into an $18 million revolving line of credit with a related party. The note accrues interest at a rate equal to the rate charged by Bank of America on offshore loans to the Company with changes in the rate on the first business day of each month. Interest is payable monthly. As of May 12, 1997, the outstanding balance was $18 million at a rate of 5.9375%.

                              U.S. RENTALS, INC.
                                MARCH 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Revenues. Total revenues for the three months ended March 31, 1997 increased 38.1% to $81.0 million from $58.6 million for the same period in 1996. Rental revenue increased 30.2% to $65.3 million or 80.7% of total revenues in 1997, as compared to rental revenue of $50.2 million or 85.6% of total revenues in 1996. Of the $15.1 million increase in rental revenue, $9.8 million was due primarily to increased equipment rental fleet at existing locations. The remaining increase of approximately $5.3 million was primarily due to 11 new locations which were added subsequent to March 31, 1996. Rental equipment sales increased 84.2% to $7.2 million or 8.9% of total revenues in 1997 from $3.9 million or 6.7% of total revenues in 1996 due to increased customer demand and increased sales efforts. Merchandise and new equipment sales increased 85.6% in 1997 to $8.5 million or 10.4% of total revenues as compared to $4.6 million or 7.8% of total revenues for the same period in 1996, primarily due to increased rental revenue and demand for new equipment.

     Gross Profit. Gross profit for the three months ended March 31, 1997 increased 28.5% to $18.3 million from $14.3 million for the same period in 1996 primarily due to increased rental revenue. Gross profit from rentals increased 29.1% to $33.7 million in 1997 from $26.1 million in the prior year as a result of higher revenue volume. Rental gross profit as a percent of revenue decreased to 51.6% in 1997 from 52.1% for the same period in 1996. This decrease was due primarily to a 19.7% increase in rental equipment depreciation resulting from the increase in rental fleet. In addition, rental equipment expense increased 31.3% due to the impact of increased rental volume. Gross profit from sales of used rental equipment increased 54.9% to $3.8 million from $2.5 million in 1996 due to increased demand for used equipment, but decreased as a percent of such sales due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 33.6% for the three months ended March 31, 1997 as compared to the same period in 1996 due to the impact of increased rental volume on the sale of merchandise and an increase in new equipment sales, but decreased as a percent of such revenue due to the increased mix of sales of lower margin items. Gross profit was also impacted by an increase in direct operating expenses in 1997 which increased 34.1% to $21.2 million as compared to $15.8 million for the same period in 1996. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1997 increased 12.9% to $7.5 million or 9.3% of total revenues compared to $6.7 million or 11.4% of total revenue for the same period in 1996. The increase was primarily due to higher advertising, bad debt and liability insurance expenses, the total of which were partially offset by lower profit sharing expense in 1997 as compared to 1996.

     Other Income (Expense). Substantially all other income and expense items are related to investments and charitable contributions made at the direction of the sole shareholder of the Predecessor prior to the Company's IPO and are not expected to be incurred by the Company in the future.

                              U.S. RENTALS, INC.
                                MARCH 31, 1997


     Interest Expense. Interest expense related to bank debt and senior notes that were repaid with the proceeds of the IPO decreased 30.2% to $1.6 million for the three months ended March 31, 1997 from $2.3 million for the same period in 1996. The decrease was primarily the result of lower average borrowings under the credit facility and other debt outstanding of $14.4 million for the three months ended March 31, 1997 as compared to $90.5 million for the same period in 1996.

     Income Taxes. Prior to the IPO, the Predecessor had elected to be taxed as an S-corporation for federal and state purposes. Income tax expense was approximately 1.5% of pre-tax income for 1996 and for the period January 1, 1997 through February 26, 1997. For the remainder of the quarter, February 27,1997 through March 31, 1997, the Company's income was taxed as a C-corporation at an effective rate of 40.0%.


LIQUIDITY AND CAPITAL RESOURCES

     The Company received net proceeds of $185.9 million from the IPO of 10,000,000 shares of its common stock on February 26, 1997. A portion of the net proceeds from the IPO were used to repay all of the senior notes and borrowings under the credit facility. In conjunction with the IPO, the Company entered into a new credit facility which provides availability of up to $300.0 million with its existing lenders. The Company believes that cash flow from operations and availability under the new credit facility will be sufficient to support its operations and liquidity requirements for at least the next 12 months.

     The Company has primarily used cash to purchase rental equipment, invest in acquired and start-up rental yards and, prior to the IPO, pay dividends to the Company's principal stockholder. The Company historically has financed its cash requirements primarily through net cash provided by operating activities and borrowings under its credit facility.

     For the three months ended March 31, 1997, the Company's operating activities used net cash flow of $7 million as compared to providing positive cash flow of $10.4 million for the same period in 1996. The $16.7 million decrease in cash flows generated by operating activities before adjustments for changes in operating assets was primarily due to the one-time payment of $20.3 million of compensation expense related to the termination of the Predecessor's deferred compensation agreements just prior to the IPO in February, 1997, but was partially offset by higher depreciation expense due to a larger rental equipment fleet that supported growth in revenues.

     Net cash used in investing activities was $27.8 million for the three months ended March 31, 1997 as compared to $26.0 million for the same period in 1996. The principal causes for the variation in cash flow between the periods were increased purchases of rental equipment and investment in property and equipment, partially offset by increased sales of rental equipment. Purchases of rental equipment in 1997 were $29.2 million as compared to $24.0 million for the same period in 1996.

     Net cash provided by financing activities was $32.2 million for the three months ended March 31, 1997 as compared to $12.4 million for the same period in 1996. The principal causes for the variation between periods was the receipt of the net proceeds of $185.9 million from the IPO in February, 1997. Most of the net proceeds from the IPO were used to repay all of the senior notes and borrowings under the credit facility.

                              U.S. RENTALS, INC.
                                MARCH 31, 1997

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On February 26, 1997 the Company's sole stockholder, pursuant to a written consent, authorized the adoption of the Company's amended and restated bylaws and the Company's 1997 Performance Award Plan.

Item 5.   Other Information

          Supplemental Pro Forma Net Income. Supplemental pro forma net income increased 51% to $5.2 million for the three months ended March 31, 1997 from $3.4 million for the same period in 1996. Supplemental pro forma net income includes the following adjustments to the historical income statement: the add-back of $20.3 million non-recurring charges related to the termination of the Predecessor's deferred compensation agreements in the first quarter of 1997, the reduction/add-back of interest income (expense) on related party balances, and the add-back of interest expense related to bank debt that was repaid with the net proceeds of the IPO. These adjustments reflect the Company as if the Recapitalization and IPO occurred as of the beginning of the periods presented. In addition, income taxes have been calculated as if the Company had been taxed as a C-corporation during both periods presented. On a pro forma C-corporation basis, the Company's effective tax rate would have been 40.2% in 1996 as compared to 40.0% in 1997.

          Earnings (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents, on a pro forma basis, assuming that the Recapitalization and IPO occurred as of the beginning of the periods presented.

                              U.S. RENTALS, INC.
                                MARCH 31, 1997


Item 5.   -continued,


          Supplemental pro forma net income data (in thousands, except per share data) (unaudited):

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                         1997         1996
                                                         ----         ----
       Supplemental pro forma net income                $ 5,152      $ 3,411
                                                        =======      =======

       Supplemental pro forma net income per share      $   .17      $   .11
                                                        =======      =======

       Supplemental number of shares outstanding     30,748,975   30,748,975
                                                     ==========   ==========

Item 6.   Exhibits and reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

          10.1  Demand revolving note payable to Richard D. Colburn.

          27.1  Financial data schedule.

                              U.S. RENTALS, INC.
                                March 31, 1997

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              U.S. RENTALS, INC.
                                                                    (Registrant)



Date:  May 13, 1997                     By:   /s/               JOHN S. MCKINNEY
       ------------                          -----------------------------------
                                                                John S. McKinney
                                                                  Vice President
                                                         Chief Financial Officer