Form 10-Q
period 1997-06-30
U S RENTALS INC
filed 1997-08-14
CIK 1028726

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended          JUNE 30, 1997
                                        ---------------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from              to
                                   ------------    -------------

Commission file number                      1-12623
                       -----------------------------------------------------

                              U.S. Rentals, Inc.
----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                             94-3061974
-----------------------------------------------    ---------------------------
          (State of Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

 1581 Cummins Drive, Ste. 155,  Modesto,  California            95358
------------------------------------------------------    -------------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                 (209) 544-9000
-----------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes [x]  No [ ]

     There were 30,748,975 shares of common stock, $.01 per value, outstanding at August 14, 1997.

-----------------------------------------------------------------------------

                               U.S. RENTALS, INC.

                               TABLE OF CONTENTS
                             ---------------------

PART I:   Financial Information
-------------------------------
                Financial Introduction

     ITEM 1.    Financial Statements

                Balance Sheets -
                  June 30, 1997 and December 31, 1996................    1

                Statements of Operations -
                  Three and six months ended June 30, 1997 and 1996..    2

                Statements of Cash Flows -
                  Three and six months ended June 30, 1997 and 1996..    3

                Statement of Changes in Stockholders' Equity -
                  Six months ended June 30, 1997.....................    4

                Notes to Financial Statements -
                  June 30, 1997......................................    5

     ITEM 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................   10

PART II:        Other Information
-----------------------------------
     ITEM 1.    Legal Proceedings....................................   14

     ITEM 2.    Changes in Securities................................   14

     ITEM 3.    Defaults Upon Senior Securities......................   14

     ITEM 4.    Submission of Matters to a Vote of Security Holders..   14

     ITEM 5.    Other Information....................................   14

     ITEM 6.    Exhibits and Reports on Form 8-K.....................   14

Signatures...........................................................   15


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

                              U.S. RENTALS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                           June 30,            December 31,
                                             1997                  1996
ASSETS                                  ---------------      -----------------
                                         (Unaudited)
Cash                                    $       287          $      2,906
Accounts receivable, net                     48,939                35,653
Notes receivable from affiliate                   -                25,365
Inventories                                   9,082                 5,841
Rental equipment, net                       270,183               205,982
Property and equipment, net                  55,326                42,345
Prepaid expenses and other assets            11,829                 6,356
                                        ---------------      -----------------

Total assets                            $   395,646          $    324,448
                                        ===============      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other
     liabilities                        $    64,022          $     57,008
Notes payable to related parties             18,000                23,943
Notes payable, other                         59,300               162,767
Deferred taxes                                8,355                     -
Taxes payable                                 2,442                     -
                                        ---------------      -----------------
Total liabilities                           152,119               243,718
                                        ---------------      -----------------

Stockholders' equity
  Common stock, at stated value
    Authorized shares - 2,500 shares
    Issued and outstanding
      shares - 900                                -                   699
  Common stock, $.01 per value;
    Authorized shares - 100,000,000
    Issued and outstanding shares -
      30,748,975                                307                     -
  Paid-in capital                           244,211                13,186
  Retained earnings                            (991)               66,845
                                        ---------------      -----------------
Total stockholders' equity                  243,527                80,730
                                        ---------------      -----------------


Total liabilities and stockholders'
  equity                                $   395,646          $    324,448
                                        ===============      =================

                              U.S. RENTALS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                     Three Months Ended                                   Six Months Ended
                                                          June 30,                                             June 30,
                                                 1997                      1996                         1997               1996
                                            -------------              ------------                 ------------       ------------
Revenues:
   Rental revenue                           $      77,109              $     60,496                 $    142,439       $   110,677
   Rental equipment sales                           9,274                     4,767                       16,475             8,677
   Merchandise and new equipment sales             10,051                     5,909                       18,501            10,461
                                            -------------              ------------                 ------------       -----------
      Total revenues                               96,434                    71,172                      177,415           129,815
                                            -------------              ------------                 ------------       -----------
Cost of revenues:
   Rental equipment expense                        18,678                    13,262                       36,176            25,355
   Rental equipment depreciation                   15,708                    15,264                       30,021            27,221
   Cost of rental equipment sales                   4,631                     1,883                        8,016             3,329
   Cost of merchandise and new
     equipment sales                                7,442                     4,343                       13,936             7,431
   Direct operating expense                        22,698                    18,128                       43,881            33,925
                                            -------------              ------------                 ------------       -----------
      Total cost of revenues                       69,157                    52,880                      132,030            97,261
                                            -------------              ------------                 ------------       -----------
      Gross profit                                 27,277                    18,292                       45,385            32,554

Selling, general and administrative
  expense                                          10,468                     7,320                       18,021            14,012
Non-rental depreciation and amortization            2,724                     2,258                        4,654             4,253
Termination cost of deferred compensation
  agreements                                            -                         -                       20,290                 -
                                            -------------              ------------                 ------------       -----------
       Operating income                            14,085                     8,714                        2,420            14,289

Other income (expense), net                             -                        74                         (473)              208
Interest (expense) income from related
   parties, net                                      (223)                       79                         (171)              182
Interest expense, net                                (504)                   (1,901)                      (2,057)           (3,479)
                                            -------------              ------------                 ------------       -----------
      Income (loss) before income taxes
       and extraordinary item                      13,358                     6,966                         (281)           11,200

Income tax expense                                  5,343                       131                       15,237               160
                                            -------------              ------------                 ------------       -----------
     Income (loss) before extraordinary
       item                                         8,015                     6,835                      (15,518)           11,040

Extraordinary item, loss on extinguishment
  of debt less applicable income tax
  benefit of $995                                       -                         -                        1,511                 -
                                            -------------              ------------                 ------------       -----------
     Net income (loss)                      $       8,015              $      6,835                 $    (17,029)       $   11,040
                                            =============              ============                 ============        ==========

                              U.S. RENTALS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                        1997          1996           1997           1996
                                                                      ---------     ---------      ---------      ---------
Operating activities:
  Net income (loss)                                                   $   8,015     $   6,835      $ (17,029)     $  11,040
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                         18,082        15,943         34,547         29,896
    Gain on sale of equipment                                            (5,104)       (3,002)        (9,006)        (5,449)
    Principal adjustment on notes receivable                                 --            --           (146)          (268)
    Provision for doubtful accounts                                       1,764         1,401          3,236          2,452
    Deferred taxes                                                          (66)           --          8,355             --
    Interest income not collected                                            --            --           (294)            --
    Interest expense not paid                                                --            --            495             --
    Loss on early extinguishment of debt                                     --            --          2,506             --
  Changes in operating assets and liabilities
    Accounts receivable                                                 (10,742)       (8,175)       (16,522)        (6,805)
    Inventories                                                          (3,265)         (339)        (3,241)          (946)
    Prepaid expenses and other assets                                    (7,980)           12         (9,058)          (104)
    Accounts payable and other liabilities                                9,155         6,363          8,492           (590)
    Taxes payable                                                         1,939          (165)         2,442           (136)
                                                                      ---------     ---------      ---------      ---------
Net cash provided by operating activities                                11,798        18,873          4,777         29,090
                                                                      ---------     ---------      ---------      ---------

Investing activities:
  Purchases of rental equipment                                         (72,785)      (42,199)      (102,025)       (66,238)
  Proceeds from sale of rental equipment                                  9,262         4,980         16,463          9,094
  Purchases of property and equipment, net                              (11,115)       (5,956)       (17,161)       (11,479)
  Collections (funding) of notes receivable, net                             32          (835)           253         (1,282)
                                                                      ---------     ---------      ---------      ---------
Net cash used in investing activities                                   (74,606)      (44,010)      (102,470)       (69,905)
                                                                      ---------     ---------      ---------      ---------

Financing activities:
  Proceeds from (payments on) line of credit, net                        45,000        34,443        (13,267)        49,190
  Payments on senior notes                                                   --            --        (92,506)            --
  (Payments on) proceeds from other obligations, net                       (100)        1,611           (200)           341
  Proceeds from related party note                                       18,000            --         18,000             --
  Proceeds from issuance of common stock, net of issuance costs              --            --        185,950             --
  Distribution of cash to principal stockholder                              --            --           (998)            --
  Dividends paid prior to IPO                                                --       (10,852)        (1,905)       (11,972)
                                                                      ---------     ---------      ---------      ---------
Net cash provided by financing activities                                62,900        25,202         95,074         37,559
                                                                      ---------     ---------      ---------      ---------
Net increase (decrease) in cash                                              92            65         (2,619)        (3,256)
Cash at beginning of period                                                 195           157          2,906          3,478
                                                                      ---------     ---------      ---------      ---------
Cash at end of period                                                 $     287     $     222      $     287      $     222
                                                                      =========     =========      =========      =========

Supplemental non-cash flow information:
  Distribution of net assets to principal stockholder                                              $   3,221
                                                                                                   =========

                              U.S. RENTALS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                                            Additional                           Total
                                                            Common            Paid-in          Retained       Stockholders'
                                                             Stock            Capital          Earnings          Equity
                                                            ------          ---------          --------       -------------
Balance at December 31, 1996                                 $699             $ 13,186          $ 66,845         $ 80,730

Net loss                                                        -                    -           (17,029)         (17,029)

Recapitalization                                             (699)                 699                 -                -

Distribution of non-operating assets, net                       -               (4,219)                -           (4,219)

Dividends paid prior to IPO                                     -               (1,905)                -           (1,905)

Contribution of earnings to paid-in capital                     -               50,807           (50,807)               -

Recapitalization due to IPO                                   207                 (207)                -                -

IPO                                                           100              187,400                 -          187,500

IPO costs                                                       -               (1,550)                -           (1,550)

                                                            ------          -----------        ----------     ------------
Balance at June 30, 1997                                     $307             $244,211          $   (991)        $243,527
                                                            ======          ===========        ==========     ============

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


Pro forma income data:                                       Three Months Ended                        Six Months Ended
                                                                   June 30,                                June 30,
                                                                   --------                                --------
                                                            1997               1996                 1997              1996
                                                        -----------        -----------          -----------        -----------
Historical net income (loss) before income
   taxes and extraordinary item                         $    13,358        $     6,966          $     ( 281)       $    11,200
Pro forma income tax (benefit) expense                        5,343              2,786                 (112)             4,480
                                                        -----------        -----------          -----------        -----------
Pro forma net income (loss) before
   extraordinary item                                         8,015              4,180                 (169)             6,720
Extraordinary item, loss on extinguishment of
   debt less applicable income tax benefit
   of $995,000                                                    -                  -                1,511                  -
                                                        -----------        -----------          -----------        -----------
Pro forma net income (loss)                             $     8,015        $     4,180          $    (1,680)       $     6,720
                                                        ===========        ===========          ===========        ===========
Pro forma net income (loss) per share                   $       .26        $       .20          $      (.06)       $       .32
                                                        ===========        ===========          ===========        ===========
Pro forma number of shares outstanding                   30,748,975         20,748,975           27,946,777         20,748,975
                                                        ===========        ===========          ===========        ===========

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)


3.  BANK DEBT AND LONG-TERM OBLIGATIONS

Bank debt and long-term obligations consist of the following:

                                                                                 June 30,         December 31,
                                                                                   1997              1996
                                                                                   ----              ----
Notes payable:
           Senior notes payable to various parties, interest
             payable semi-annually ranging from 6.82% to
             7.76%, due 1999-2002                                                $      -           $ 90,000
           Revolving line of credit, interest payable monthly at
             reference rate (8.5% at June 30, 1997 and 8.25%
             at December 31, 1996)                                                  7,000             26,300
           Revolving line of credit, interest payable monthly
             at money market rates (6.42% at June 30, 1997
             and 6.13% to 6.19% at December 31, 1996)                              52,000             43,000
           Notes payable to a bank, interest and principal
             payable monthly at rates ranging from 5.74%
             to 9.51%, due 1997                                                         -              2,967
           Notes payable related to the purchase of certain
             businesses, imputed interest averaging 7%,
             due through 1999                                                         300                500
                                                                                 --------           --------
                                                                                   59,300            162,767
                                                                                 --------           --------
Notes payable to related parties:
           Subordinated note payable to The Colburn School
             of Performing Arts, interest payable quarterly
             at prime rate plus 5%, due in 2013 and 2014
             (13.5% at December 31, 1996)                                               -             20,000
           Demand notes payable to related parties, interest at
             various rates tied to the Predecessor's average
             bank borrowing rate.  Interest rates ranged from
             8.45% to 10.25% at December 31, 1996                                       -              3,943
           Demand note payable to related party, interest at a
             variable rate, payable monthly, 5.936%
             at June 30, 1997                                                      18,000                  -
                                                                                 --------           --------
                                                                                   18,000             23,943
                                                                                 --------           --------
                                                                                 $ 77,300           $186,710
                                                                                 ========           ========

On February 26, 1997 the Company repaid the bank notes, revolving line of credit and senior notes utilizing proceeds from its IPO. The early extinguishment of debt generated an extraordinary loss of $1,511,000 (and a net income tax benefit of $995,000).

On February 26, 1997, the Company entered into a $300,000,000 unsecured line of credit with a bank maturing no later than February 25, 2002. The Company believes it is in compliance with all covenants in the credit agreement.

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)



4. INCOME TAXES

Income tax expense consists of the following:

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                      1997           1996
                                                                      ----           ----
One-time charge for cumulative deferred taxes as
   of the date of the IPO as if the Company had
   always been subject to taxes as a C-corporation                 $  8,303           $  -
Income tax provision for the period subsequent to
   the IPO                                                            6,934              -
S-corporation income tax expense                                          -            160
                                                                   --------           ----
                                                                   $ 15,237           $160
                                                                   ========           ====

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

Deferred tax assets (liabilities) are as follows:

                                                                                  June 30,
                                                                                    1997
                                                                                  --------
         Self-insurance reserves                                                  $  6,988
         Compensation related accruals                                               1,524
         Allowances for doubtful accounts                                            3,998
         State income taxes                                                            579
         Others, net                                                                 1,388
                                                                                  --------
                                                                                    14,477
         Depreciation                                                              (22,832)
                                                                                  --------
                                                                                  $ (8,355)
                                                                                  ========

                              U.S. RENTALS, INC.
                                 JUNE 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SECOND QUARTER 1997 VS. SECOND QUARTER 1996

RESULTS OF OPERATIONS

  Revenues.   Total revenues for the second quarter of 1997 increased 35.5% to
$96.4 million compared to $71.2 million in the second quarter of 1996. Rental revenue increased 27.5% to $77.1 million or 80.0% of total revenues for the second quarter of 1997, as compared to rental revenue of $60.5 million or 85.0% of total revenues in the second quarter of 1996. Of the $16.6 million increase in rental revenue, $9.1 million was due primarily to increased equipment rental fleet at existing locations. The remaining increase of approximately
$7.5 million was primarily due to 15 new locations which were added subsequent to June 30, 1996. Rental equipment sales increased 94.5% to $9.3 million or 9.6% of total revenues for the second quarter of 1997 from $4.8 million or 6.7% of total revenues in the second quarter of 1996 due to increased customer demand and increased sales efforts. Merchandise and new equipment sales increased 70.1% for the second quarter of 1997 to $10.1 million or 10.4% of total revenues as compared to $5.9 million or 8.3% of total revenues in the second quarter of 1996, primarily due to increased rental revenue, demand for new equipment and customer volume.

  Gross Profit.   Gross profit for the second quarter of 1997 increased 49.1% to
$27.3 million from $18.3 million in the second quarter of 1996 primarily due to increased rental revenue. Gross profit from rentals increased 33.6% to $42.7 million for the second quarter of 1997 compared to $32.0 million in the second quarter of 1996 as a result of higher revenue volume. Rental gross profit as a percent of revenue increased to 55.4% for the second quarter of 1997 from 52.8% in the second quarter of 1996. This increase was due primarily to a 27.5% increase in rental revenue resulting from the increase in rental fleet and utilization. Gross profit from sales of used rental equipment increased 61.0% to $4.6 million for the second quarter of 1997 compared to $2.9 million in the second quarter of 1996 due to increased demand for used equipment, but decreased as a percent of such revenue due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 66.6% for the second quarter of 1997 compared to the second quarter of 1996 due to the impact of increased rental volume on the sale of merchandise and an increase in new equipment sales and customer volume, but decreased as a percent of such revenue due to the increased mix of sales of lower margin items. Gross profit was also impacted by an increase in direct operating expenses for the second quarter of 1997 which increased 25.2% to $22.7 million as compared to $18.1 million in the second quarter of 1996. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet and volume.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the second quarter of 1997 increased 43.0% to $10.5 million or 10.9% of total revenues compared to $7.3 million or 10.3% of total revenue in the second quarter of 1996. The increase was primarily due to higher advertising, bad debt, liability insurance expenses and an increase in profit sharing expense in the second quarter of 1997 as compared to the second quarter of 1996.

  Other Income (Expense). Substantially all other income and expense items for the second quarter of 1996 are related to investments and charitable contributions made at the direction of the principal stockholder of the S-corporation prior to the IPO and are not expected to be incurred by the Company in the future as a result of the Recapitalization.

                              U.S. RENTALS, INC.
                                 JUNE 30, 1997

  Interest Expense.   Interest expense decreased 73.7% to $.5 million for the
second quarter of 1997 from $1.9 million in the second quarter of 1996. The decrease was primarily the result of lower debt outstanding for the second quarter of 1997 as compared to the second quarter of 1996 as a result of repayment of debt from the proceeds of the IPO.

  Income Taxes. Prior to the IPO, the Company had elected to be taxed as an S-corporation for federal and state purposes. Income tax expense was approximately 1.5% of pre-tax income for 1996 and for the period January 1, 1997 through February 26, 1997. For the remainder of the first quarter, February 27, 1997, and through June 30, 1997, the Company's income was taxed as a C-corporation at an effective rate of 40.0%.


SIX MONTHS 1997 VS. SIX MONTHS 1996

RESULTS OF OPERATIONS

  Revenues. Total revenues for the first six months of 1997 increased 36.7% to $177.4 million compared to $129.8 million in the first six months of 1996. Rental revenue increased 28.7% to $142.4 million or 80.3% of total revenues in the first six months of 1997, as compared to rental revenue of $110.7 million or 85.3% of total revenues in the first six months of 1996. Of the $31.7 million increase in rental revenue, $18.9 million was due primarily to increased equipment rental fleet at existing locations. The remaining increase of approximately $12.8 million was primarily due to 15 new locations which were added subsequent to June 30, 1996. Rental equipment sales increased 89.9% to $16.5 million or 9.3% of total revenues for the first six months of 1997 from $8.7 million or 6.7% of total revenues in the first six months of 1996 due to increased customer demand and increased sales efforts. Merchandise and new equipment sales increased 76.9% for the first six months of 1997 to $18.5 million or 10.4% of total revenues as compared to $10.5 million or 8.1% of total revenues in the first six months of 1996, primarily due to increased rental revenue, demand for new equipment and customer volume.

  Gross Profit. Gross profit for the first six months of 1997 increased 39.3% to $45.4 million from $32.6 million in the first six months of 1996 primarily due to increased rental revenue. Gross profit from rentals increased 31.2% to $76.2 million for the first six months of 1997 from $58.1 million in the first six months of 1996 as a result of higher revenue volume. Rental gross profit as a percent of revenue increased to 53.5% for the first six months of 1997 from 52.5% in the first six months of 1996. This increase was due primarily to a 28.7% increase in rental revenue resulting from the increase in rental fleet and volume. Gross profit from sales of used rental equipment increased 58.2% to $8.5 million for the first six months of 1997 from $5.3 million in the first six months of 1996 due to increased demand for used equipment, but decreased as a percent of such revenue due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 50.7% for the first six months of 1997 compared to the first six months of 1996 due to the impact of increased rental volume on the sale of merchandise and an increase in new equipment sales and customer volume, but decreased as a percent of such revenue due to the increased mix of sales of lower margin items. Gross profit was also impacted by an increase in direct operating expenses for the first six months of 1997 which increased 29.3% to $43.9 million as compared to $33.9 million in the first six months of 1996. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet and volume.

                              U.S. RENTALS, INC.
                                 JUNE 30, 1997

  Selling, General and Administrative Expense. Selling, general and administrative expense for the first six months of 1997 increased 28.6% to $18.0 million or 10.2% of total revenues compared to $14.0 million or 10.8% of total revenue in the first six months of 1996. The increase was primarily due to higher advertising, bad debt, liability insurance expenses and an increase in profit sharing expense.

  Other Operating Expense. Other operating expense for the first six months of 1997 includes $20.3 million of non-recurring compensation expense related to the termination of the Predecessor's deferred incentive compensation agreements just prior to the initial public offering in February, 1997.

  Other Income (Expense). Substantially all other income and expense items for the six months of 1997 and 1996 are related to investments and charitable contributions made at the direction of the principal stockholder of the S-corporation prior to the IPO and are not expected to be incurred by the Company in the future as a result of the Recapitalization.

  Interest Expense. Interest expense decreased 40.0% to $2.1 million for the first six months of 1997 from $3.5 million in the first six months of 1996. The decrease was primarily the result of lower debt outstanding for the first six months of 1997 as compared to the first six months of 1996 as a result of repayment of debt from the proceeds of the IPO.

  Income Taxes. Prior to the its IPO, the Company had elected to be taxed as an S-corporation for federal and state purposes. Income tax expense was approximately 1.5% of pre-tax income for 1996 and for the period January 1, 1997 through February 26, 1997. For the remainder of the first quarter and through June 30, 1997, the company's income was taxed as a C-corporation at an effective rate of 40.0%.


LIQUIDITY AND CAPITAL RESOURCES

  The Company received net proceeds of $186.0 million from the initial public offering of 10,000,000 shares of its common stock on February 26, 1997. A portion of the net proceeds from the offering were used to repay all of the senior notes and borrowings under the credit facility. In conjunction with the offering, the Company entered into a new credit facility which provides availability of up to $300.0 million with its existing lenders.

  The Company has primarily used cash to purchase rental equipment and invest in acquired and start-up rental yards. The Company historically has financed its cash requirements primarily through net cash provided by operating activities and borrowings under its credit facility. The Company believes that cash flow from operations and availability under the new credit facility will be sufficient to support its operations, expansion and liquidity requirements for at least the next 12 months.

  For the first six months of 1997, the Company's operating activities before changes in operating assets and liabilities provided net cash flow of $22.7 million as compared to $37.7 million in the first six months of 1996. The $15.0 million decrease in cash flows generated by operating activities before adjustments for changes in operating assets and liabilities was primarily due to the termination of deferred compensation agreements and an increase in gain from sale of equipment but was partially offset by higher depreciation expense due to a larger rental equipment fleet that supported growth in revenues.

                              U.S. RENTALS, INC.
                                 JUNE 30, 1997

  Net cash used in investing activities was $102.5 million for the first six months of 1997 as compared to $69.9 million in the first six months of 1996. The principal causes for the variation in cash flow between the periods were increased purchases of rental equipment and investment in property and equipment, partially offset by increased sales of rental equipment. The increase in rental fleet relates to newly opened or acquired yards and the continued expansion of rental fleet at existing locations. Rental equipment purchases for the first six months of 1997 were $102.0 million as compared to $66.2 million in the first six months of 1996.

  Net cash provided by financing activities was $95.1 million for the first six months of 1997 as compared to $37.6 million in the first six months of 1996. The principal causes for the variation between periods was the receipt of the net proceeds of $186.0 million from the IPO in February, 1997, which were used to repay all of the senior notes and borrowings under the credit facility, and the proceeds from a note payable to a related party.

                              U.S. RENTALS, INC.
                                 June 30, 1997


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

         Supplemental Pro Forma Net Income.

         Supplemental pro forma net income data (unaudited):

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                                     --------                         --------
                                                                1997          1996               1997          1996
                                                            -----------   -----------        -----------   -----------
           Supplemental pro forma net income                $ 8,015,000   $ 5,535,000        $12,900,000   $ 8,946,000
                                                            ===========   ===========        ===========   ===========

           Supplemental pro forma net income per share      $       .26   $       .18        $       .42   $       .29
                                                            ===========   ===========        ===========   ===========

           Supplemental number of shares outstanding         30,748,975    30,748,975         30,748,975    30,748,975
                                                            ===========   ===========        ===========   ===========

         Supplemental pro forma net income increased 49% to $8.0 million for the three months ended June 30, 1997 from $5.5 million for the same period in 1996. Supplemental pro forma net income for the three months ended June 30, 1996 includes the reduction/add-back of interest income (expense) on related party balances, and the add back of interest expense related to bank debt that was repaid with the net proceeds of the IPO.

                              U.S. RENTALS, INC.
                                 June 30, 1997

Item 5.-continued,

       Supplemental pro forma net income increased 44% to $12.9 million for the six months ended June 30, 1997 from $8.9 million for the same period in 1996. Supplemental pro forma net income for the six months ended June 30, 1997 and 1996 includes the following adjustments to the historical income statement: the add-back of $20.3 million non-recurring charges related to the termination of the Company's deferred compensation agreements, the reduction/add-back of interest income (expense) on related party balances prior to the IPO, and the add-back of interest expense related to bank debt that was repaid with the net proceeds of the IPO.

       These adjustments reflect the Company as if the Recapitalization and IPO occurred as of the beginning of the periods presented. In addition, income taxes have been calculated as if the Company had been taxed as a C-corporation during all periods presented. On a pro forma C-corporation basis, the Company's effective tax rate was 40.0% in 1997 compared to 40.2% in 1996.

       Earnings (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents, on a pro forma basis, assuming that the Recapitalization and IPO occurred as of the beginning of the periods presented.

Item 6.Exhibits and reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

       27.1  Financial data schedule.

                              U.S. RENTALS, INC.
                                 June 30, 1997

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              U.S. RENTALS, INC.
                                                                    (Registrant)



   Date:  August 14, 1997                          By:  /s/ JOHN S. MCKINNEY
          ---------------                               ------------------------
                                                        John S. McKinney
                                                        Vice President
                                                        Chief Financial Officer