Form 10-Q
period 1997-09-30
U S RENTALS INC
filed 1997-11-13
CIK 1028726

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    SEPTEMBER 30, 1997
                                       ------------------
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________


Commission file number                      1-12623
                        -----------------------------------------------------

                               U.S. RENTALS, INC.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



               DELAWARE                                   94-3061974
     -------------------------------              ----------------------------
     (State of Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


1581 Cummins Drive, Ste. 155,  Modesto,  California              95358
---------------------------------------------------          -------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                (209) 544-9000
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes [x]  No [_]

     There were 30,748,975 shares of common stock, $.01 per value, outstanding at November 12, 1997.


--------------------------------------------------------------------------------

                              U.S. RENTALS, INC.

                               TABLE OF CONTENTS

PART I:   Financial Information
-------------------------------
               Financial Introduction

     ITEM 1.   Financial Statements

               Balance Sheets -
                September 30, 1997 and December 31, 1996................    1

               Statements of Operations -
                Three and nine months ended September 30, 1997 and 1996.    2

               Statements of Cash Flows -
                Three and nine months ended September 30, 1997 and 1996.    3

               Statement of Changes in Stockholders' Equity -
                Nine months ended September 30, 1997....................    4

               Notes to Financial Statements -
                September 30, 1997......................................    5

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    8

PART II:  Other Information
---------------------------
     ITEM 1.   Legal Proceedings........................................   12

     ITEM 2.   Changes in Securities....................................   12

     ITEM 3.   Defaults Upon Senior Securities..........................   12

     ITEM 4.   Submission of Matters to a Vote of Security Holders......   12

     ITEM 5.   Other Information........................................   12

     ITEM 6.   Exhibits and Reports on Form 8-K.........................   13

Signatures..............................................................   14

                               U.S. RENTALS,INC.
                            FINANCIAL INTRODUCTION


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

                              U.S. RENTALS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                           September 30,          December 31,
                                               1997                   1996
                                           ------------           -----------
ASSETS                                     (Unaudited)
Cash                                           $  5,270              $  2,906
Accounts receivable, net                         55,985                35,653
Notes receivable from affiliate                       -                25,365
Inventories                                      12,196                 5,841
Rental equipment, net                           330,104               205,982
Property and equipment, net                      65,064                42,345
Prepaid expenses and other assets                19,710                 6,356
                                               --------              --------

Total assets                                   $488,329              $324,448
                                               ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other liabilities         $ 62,841              $ 57,008
Notes payable to related parties                 17,000                23,943
Notes payable, other                            142,300               162,767
Deferred taxes                                   12,829                     -
                                               --------              --------
Total liabilities                               234,970               243,718
                                               --------              --------

Stockholders' equity
 Common stock, at stated value
  Authorized shares - 2,500 shares
  Issued and outstanding shares - 900                 -                   699
 Common stock, $.01 par value;
  Authorized shares - 100,000,000
  Issued and outstanding shares - 30,748,975        307                     -
 Paid-in capital                                244,211                13,186
 Retained earnings                                8,841                66,845
                                               --------              --------
Total stockholders' equity                      253,359                80,730
                                               --------              --------

Total liabilities and stockholders' equity     $488,329              $324,448
                                               ========              ========

                              U.S. RENTALS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                              1997             1996                 1997             1996
                                                            --------         --------            ---------        ---------
Revenues:
  Rental revenue                                            $ 93,470         $ 72,556            $ 235,909        $ 183,233
  Rental equipment sales                                       9,238            7,488               25,713           16,165
  Merchandise and new equipment sales                         11,318            6,603               29,819           17,064
                                                            --------         --------            ---------        ---------

     Total revenues                                          114,026           86,647              291,441          216,462
                                                            --------         --------            ---------        ---------

Cost of revenues:
  Rental equipment expense                                    23,855           20,353               60,031           45,708
  Rental equipment depreciation                               18,072           13,833               48,093           41,054
  Cost of rental equipment sales                               4,535            3,456               12,551            6,785
  Cost of merchandise and new equipment sales                  7,779            4,987               21,715           12,418
  Direct operating expense                                    24,870           18,774               68,751           52,699
                                                            --------         --------            ---------        ---------
     Total cost of revenues                                   79,111           61,403              211,141          158,664
                                                            --------         --------            ---------        ---------
     Gross profit                                             34,915           25,244               80,300           57,798
Selling, general and administrative expense                   11,840           10,074               29,861           24,086
Non-rental depreciation and amortization                       3,120            1,133                7,774            5,386
Termination cost of deferred compensation agreements               -                -               20,290                -
                                                            --------         --------            ---------        ---------
     Operating income                                         19,955           14,037               22,375           28,326

Other income (expense), net                                        -              134                 (473)             342
Interest (expense) income from related parties, net             (265)           2,388                 (436)           2,570
Interest expense, net                                         (1,479)          (4,807)              (3,536)          (8,286)
                                                            --------         --------            ---------        ---------
     Income before income taxes and extraordinary item        18,211           11,752               17,930           22,952

Income tax expense                                             7,354              156               23,616              316
                                                            --------         --------            ---------        ---------
     Income (loss) before extraordinary item                  10,857           11,596               (5,686)          22,636

Extraordinary item, loss on extinguishment of debt less
  applicable income tax benefit of $995                            -                -                1,511                -
                                                            --------         --------            ---------        ---------
     Net income (loss)                                      $ 10,857         $ 11,596           ($   7,197)       $  22,636
                                                            ========         ========            =========        =========

                              U.S. RENTALS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                                 1997             1996              1997             1996
                                                              ---------        ----------        ---------         ---------
Operating activities:
  Net income (loss)                                            $ 10,857          $ 11,596          ($7,197)         $ 22,636
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                  21,192            14,966           55,867            46,440
   Gain on sale of equipment                                     (4,735)           (4,389)         (13,741)           (9,838)
   Principal adjustment on notes receivable                           -              (134)            (146)             (402)
   Provision for doubtful accounts                                2,067             1,724            5,303             4,176
   Deferred taxes                                                 3,449                 -           12,829                 -
   Interest income not collected                                      -                 -             (294)                -
   Interest expense not paid                                          -                 -              495                 -
   Loss on early extingusihment of debt                               -                 -            2,506                 -
  Changes in operating assets and liabilities
   Accounts receivable                                           (7,402)           (7,466)         (22,298)          (14,228)
   Inventories                                                   (1,579)              714           (3,100)             (232)
   Prepaid expenses and other assets                             (3,150)           (1,637)          (3,682)           (1,741)
   Accounts payable and other liabilities                        (1,181)           (1,414)           7,311            (2,005)
   Taxes payable                                                 (2,442)              136                -                 -
                                                              ---------        ----------        ---------         ---------
Net cash provided by operating activities                        17,076            14,096           33,853            44,806
                                                              ---------        ----------        ---------         ---------
Investing activities:
  Acquisitions of rental operations                             (15,559)           (9,428)         (36,607)           (9,861)
  Purchases of rental equipment                                 (74,845)          (24,071)        (167,822)          (89,919)
  Proceeds from sale of rental equipment                          9,250             7,071           25,713            16,165
  Purchases of property and equipment, net                      (12,954)           (4,007)         (30,115)          (17,064)
  Collections of notes receivable, net                               15             3,368              268             2,086
                                                              ---------        ----------        ---------         ---------
Net cash used in investing activities                           (94,093)          (27,067)        (208,563)          (98,593)
                                                              ---------        ----------        ---------         ---------

Financing activities:
  Proceeds from (payments on) line of credit, net                83,000           (20,211)          69,733            28,979
  Proceeds from (payments on) senior notes                            -            40,000          (92,506)           40,000
  Payments on other obligations, net                                  -              (509)            (200)             (168)
  (Payments on) proceeds from related party note                 (1,000)                -           17,000                 -
  Proceeds from issuance of common stock,
   net of issuance costs                                              -                 -          185,950                 -
  Distribution of cash to principal stockholder                       -                 -             (998)                -
  Dividends paid prior to IPO                                         -            (2,765)          (1,905)          (14,737)
                                                              ---------        ----------        ---------         ---------
Net cash provided by financing activities                        82,000            16,515          177,074            54,074
                                                              ---------        ----------        ---------         ---------
Net increase (decrease) in cash                                   4,983             3,544            2,364               287
Cash at beginning of period                                         287               222            2,906             3,479
                                                              ---------        ----------        ---------         ---------
Cash at end of period                                          $  5,270          $  3,766        $   5,270          $  3,766
                                                              =========        ==========        =========         =========

Supplemental non-cash flow information:
   Distribution of net assets to principal stockholder                                           $   3,221
                                                                                                 =========

                              U.S. RENTALS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)
                                  (Unaudited)

                                                                              ADDITIONAL                     TOTAL
                                                                    COMMON     PAID-IN       RETAINED     STOCKHOLDERS'
                                                                    STOCK      CAPITAL       EARNINGS        EQUITY
                                                                  --------- ------------- ------------- --------------
Balance at December 31,  1996                                         $ 699     $ 13,186      $ 66,845        $ 80,730
Net loss                                                                  -            -        (7,197)         (7,197)
Recapitalization                                                       (699)         699             -               -
Distribution of non-operating assets, net                                 -       (4,219)            -          (4,219)
Dividends paid prior to IPO                                               -       (1,905)            -          (1,905)
Contribution of earnings to paid-in capital                               -       50,807       (50,807)              -
Recapitalization due to IPO                                             207         (207)            -               -
IPO                                                                     100      187,400             -         187,500
IPO costs                                                                 -       (1,550)            -          (1,550)
                                                                  --------- ------------  ------------  --------------
Balance at September 30, 1997                                         $ 307     $244,211      $  8,841        $253,359
                                                                  ========= ============  ============  ==============

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (Table in thousands, except share data)
                                  (Unaudited)


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

2.   PRO FORMA EARNINGS PER SHARE

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

Pro forma income data:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                               -------------                 -------------
                                                            1997           1996           1997           1996
                                                            ----           ----           ----           ----
Historical net income before income
  taxes and extraordinary item                          $    18,211    $    11,752   $    17,930     $    22,952
Pro forma income tax expense                                  7,354          4,701         7,172           9,181
                                                        -----------    -----------   -----------     -----------
Pro forma net income before
  extraordinary item                                         10,857          7,051        10,758          13,771
Extraordinary item, loss on extinguishment of
  debt less applicable income tax benefit
  of $995                                                         -              -         1,511               -
                                                        -----------    -----------   -----------     -----------
Pro forma net income                                    $    10,857    $     7,051   $     9,247     $    13,771
                                                        ===========    ===========   ===========     ===========

Pro forma net income per share                          $       .35    $       .34   $       .32     $       .66
                                                        ===========    ===========   ===========     ===========

Pro forma number of shares outstanding                   30,748,975     20,748,975    28,887,975      20,748,975
                                                        ===========    ===========   ===========     ===========

In February, 1997 the Financial Accounting Standards Board issued Statement Number 128 on Earnings Per Share (FAS #128) which changed the basis upon which earnings (or loss) per share is calculated. FAS #128 is applicable to the Company Beginning in the year ending December 31, 1997. Basic and diluted pro forma net income per share calculated under FAS #128 does not differ from that shown above.

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (Table in thousands, except share data)
                                  (Unaudited)


3.   BANK DEBT AND LONG-TERM OBLIGATIONS

Bank debt and long-term obligations consist of the following:

                                                                      September 30,  December 31,
                                                                          1997           1996
                                                                          ----           ----
Notes payable:
          Senior notes payable to various parties interest
            payable semi-annually ranging from 6.82% to
            7.76%, due 1999-2002                                        $      -       $ 90,000
          Revolving line of credit, interest payable monthly at
            reference rate (8.5 % at September 30, 1997 and
            8.25% at December 31, 1996)                                        -         26,300
          Revolving line of credit, interest payable monthly
            at money market rates (6.42% at September 30,
            1997 and 6.13% to 6.19 % at December 31, 1996)               142,000         43,000
          Notes payable to a bank, interest and principal
            payable monthly at rates ranging from 5.74%
            to 9.51%, due 1997                                                 -          2,967
          Notes payable related to the purchase of certain
            businesses, imputed interest averaging 7%,
            due through 1999                                                 300            500
                                                                        --------       --------
                                                                         142,300        162,767
                                                                        --------       --------
Notes payable to related parties:
          Demand note payable to related party, interest at a
            variable rate, payable monthly, 5.936%
            at September 30, 1997                                         17,000              -
          Subordinated note payable to The Colburn School
            of Performing Arts, interest payable quarterly
            at prime rate plus 5%, due in 2013 and 2014
            (13.5% at December 31, 1996)                                       -         20,000
          Demand notes payable to related parties, interest at
            various rates tied to the Predecessor's average
            bank borrowing rate.  Interest rates ranged from
            8.45% to 10.25% at December 31, 1996                               -          3,943
                                                                        --------       --------
                                                                          17,000         23,943
                                                                        --------       --------
                                                                        $159,300       $186,710
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

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    (Table in thousands, except share data)
                                  (Unaudited)

4.   INCOME TAXES

Income tax expense consists of the following:

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                         1997             1996
                                                         ----             ----
One-time charge for cumulative deferred taxes as
  of the date of the IPO as if the Company had
  always been subject to taxes as a C-corporation      $  9,328         $      -
Income tax provision for the period subsequent to
  the IPO                                                14,288                -
S-corporation income tax expense                              -              316
                                                       --------         --------
                                                       $ 23,616         $    316
                                                       ========         ========

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

Deferred tax assets (liabilities) are as follows:

                                                     September 30,
                                                         1997
                                                       ---------
          Self-insurance reserves                      $   7,595
          Allowances for doubtful accounts                 4,873
          Compensation related accruals                    1,497
          Deferred sales tax                               1,054
          State income taxes                                 858
          Others, net                                      1,328
                                                       ---------
                                                          17,205
          Depreciation                                   (30,034)
                                                       ---------
                                                       $ (12,829)
                                                       =========

The Company has determined that the one-time charge to establish cumulative deferred income tax liabilities as of the date of the Company's IPO associated with becoming subject to taxes as a C-Corporation should have been $9.3 million instead of $8.3 million as previously reported in the 10Q for the 1st and 2nd quarters of 1997. The results of operations for the nine months ended September 30, 1997 as presented herein reflect this change. The results of operations for the three months ended September 30, 1997 are unaffected by this change.

                               U.S. RENTALS,INC.
                              SEPTEMBER 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THIRD QUARTER 1997 VS. THIRD QUARTER 1996

RESULTS OF OPERATIONS

     Revenues. Total revenues for the third quarter of 1997 increased 31.6% to $114.0 million compared to $86.6 million in the third quarter of 1996. Rental revenue increased 28.8% to $93.5 million or 82.0% of total revenues for the third quarter of 1997, as compared to rental revenue of $72.6 million or 83.7% of total revenues in the third quarter of 1996. Of the $20.9 million increase in rental revenue, $11.5 million was due primarily to increased demand for equipment rental fleet at existing locations. The remaining increase of approximately $9.4 million was the result of adding 41 new operating locations subsequent to September 30, 1996. Rental equipment sales increased 23.4% to $9.2 million or 8.1% of total revenues for the third quarter of 1997 from $7.5 million or 8.6% of total revenues in the third quarter of 1996. The growth was due to increased customer demand and increased market share. Merchandise and new equipment sales increased 71.4% for the third quarter of 1997 to $11.3 million or 9.9% of total revenues as compared to $6.6 million or 7.6% of total revenues in the third quarter of 1996, primarily due to the increase in the related rental revenue, expansion of product line and number of locations.

     Gross Profit. Gross profit for the third quarter of 1997 increased 38.3% to $34.9 million from $25.2 million in the third quarter of 1996. Gross profit from rentals increased 34.3% to $51.5 million for the third quarter of 1997 compared to $38.4 million in the third quarter of 1996 as a result of higher revenue volume. Rental gross profit as a percent of rental revenue increased to 55.1% for the third quarter of 1997 from 52.9% in the third quarter of 1996. This increase was due primarily to a 28.8% increase in rental revenue resulting from the increase in rental fleet and utilization. Gross profit from sales of used rental equipment increased 16.6% to $4.7 million for the third quarter of 1997 compared to $4.0 million in the third quarter of 1996 due to increased demand for used equipment, but decreased as a percent of such revenue due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 119.0% for the third quarter of 1997 compared to the third quarter of 1996 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to continue to expand the product line, and an increase in new equipment sales and customer volume. Gross profit was also impacted by an increase in direct operating expenses for the third quarter of 1997 which increased 32.5% to $24.9 million as compared to $18.8 million in the third quarter of 1996. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet and volume.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the third quarter of 1997 increased 17.5% to $11.8 million or 10.4% of total revenues compared to $10.1 million or 11.6% of total revenue in the third quarter of 1996. The increase was primarily due to higher advertising, bad debt, liability insurance expenses and an increase in profit sharing expense in the third quarter of 1997 as compared to the third quarter of 1996.

     Other Income (Expense). Substantially all other income and expense items for the third quarter of 1996 are related to investments and charitable contributions made at the direction of the principal stockholder of the S-corporation prior to the IPO and are not expected to be incurred by the Company in the future as a result of the Recapitalization.

                               U.S. RENTALS,INC.
                              SEPTEMBER 30, 1997

     Interest Expense. Interest expense decreased 69.2% to $1.5 million for the third quarter of 1997 from $4.8 million in the third quarter of 1996. The decrease was primarily the result of lower debt outstanding for the third quarter of 1997 as compared to the third quarter of 1996 as a result of repayment of debt from the proceeds of the IPO.

     Income Taxes. Prior to the IPO, the Company had elected to be taxed as an S-corporation for federal and state purposes. Income tax expense was approximately 1.5% of pre-tax income for 1996 and for the period January 1, 1997 through February 26, 1997. Subsequent to February 26, 1997, the Company's income was taxed as a C-corporation at an effective rate of 40.4%.


NINE MONTHS 1997 VS. NINE MONTHS 1996

RESULTS OF OPERATIONS

     Revenues. Total revenues for the first nine months of 1997 increased 34.6% to $291.4 million compared to $216.5 million in the first nine months of 1996. Rental revenue increased 28.7% to $235.9 million or 80.9% of total revenues in the first nine months of 1997, as compared to rental revenue of $183.2 million or 84.6% of total revenues in the first nine months of 1996. Of the $52.7 million increase in rental revenue, $38.6 million was due primarily to increased demand for equipment rental fleet at existing locations. The remaining increase of approximately $14.1 million was the result of adding 41 new operating locations subsequent to September 30, 1996. Rental equipment sales increased 59.1% to $25.7 million or 8.8% of total revenues for the first nine months of 1997 from $16.2 million or 7.5% of total revenues in the first nine months of 1996 due to increased customer demand and increased market share. Merchandise and new equipment sales increased 74.7% for the first nine months of 1997 to $29.8 million or 10.2% of total revenues as compared to $17.1 million or 7.9% of total revenues in the first nine months of 1996, primarily due to the increase in the related rental revenue, expansion of product line and number of locations.

     Gross Profit. Gross profit for the first nine months of 1997 increased 38.9% to $80.3 million from $57.8 million in the first nine months of 1996. Gross profit from rentals increased 32.5% to $127.8 million for the first nine months of 1997 from $96.5 million in the first nine months of 1996 as a result of higher revenue volume. Rental gross profit as a percent of rental revenue increased to 54.2% for the first nine months of 1997 from 52.6% in the first nine months of 1996. This increase was due primarily to a 28.7% increase in rental revenue resulting from the increase in rental fleet and utilization. Gross profit from sales of used rental equipment increased 40.3% to $13.2 million for the first nine months of 1997 from $9.4 million in the first nine months of 1996 due to increased demand for used equipment, but decreased as a percent of such revenue due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 74.4% for the first nine months of 1997 compared to the first nine months of 1996 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to continue to expand the product line, and an increase in new equipment sales and customer volume, but remained constant as a percent of such revenue due to the continued mix of increased sales of lower margin items. Gross profit was also impacted by an increase in direct operating expenses for the first nine months of 1997 which increased 30.5% to $68.8 million as compared to $52.7 million in the first nine months of 1996. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet and volume.

                               U.S. RENTALS,INC.
                              SEPTEMBER 30, 1997

     Selling, General and Administrative Expense. Selling, general and administrative expense for the first nine months of 1997 increased 24.0% to $29.9 million or 10.2% of total revenues compared to $24.1 million or 11.1% of total revenue in the first nine months of 1996. The increase was primarily due to higher advertising, bad debt, liability insurance expenses and an increase in profit sharing expense.

     Other Operating Expense. Other operating expense for the first nine months of 1997 includes $20.3 million of non-recurring compensation expense related to the termination of the Predecessor's deferred incentive compensation agreements just prior to the initial public offering in February, 1997.

     Other Income (Expense). Substantially all other income and expense items for the nine months of 1997 and 1996 are related to investments and charitable contributions made at the direction of the principal stockholder of the S-corporation prior to the IPO and are not expected to be incurred by the Company in the future as a result of the Recapitalization.

     Interest Expense. Interest expense decreased 57.3% to $3.5 million for the first nine months of 1997 from $8.3 million in the first nine months of 1996. The decrease was primarily the result of lower debt outstanding for the first nine months of 1997 as compared to the first nine months of 1996 as a result of repayment of debt from the proceeds of the IPO.

     Income Taxes. Prior to the its IPO, the Company had elected to be taxed as an S-corporation for federal and state purposes. Income tax expense was approximately 1.5% of pre-tax income for 1996 and for the period January 1, 1997 through February 26, 1997. Subsequent to February 26, 1997, the Company's income was taxed as a C-corporation at an effective rate of 40.4%.


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

     For the first nine months of 1997, the Company's operating activities before changes in operating assets and liabilities provided net cash flow of $55.6 million as compared to $63.0 million in the first nine months of 1996. The $7.4 million decrease in cash flows generated by operating activities before adjustments for changes in operating assets and liabilities was primarily due to the cost of termination of deferred compensation agreements and an increase in gain from sale of equipment. These increases were offset by one time deferred tax adjustments and higher depreciation expense due to a larger rental equipment fleet that supported growth in revenues.

                               U.S. RENTALS,INC.
                              SEPTEMBER 30, 1997

     Net cash used in investing activities was $208.6 million for the first nine months of 1997 as compared to $98.6 million in the first nine months of 1996. The principal causes for the variation in cash flow between the periods were increased purchases of rental equipment, acquisition of rental operations, and investment in property and equipment, partially offset by increased sales of rental equipment. The increase in rental fleet relates to newly opened or acquired yards and the continued expansion of rental fleet at existing locations. Rental equipment purchases for the first nine months of 1997 were $167.8 million as compared to $89.9 million in the first nine months of 1996.

     Net cash provided by financing activities was $177.1 million for the first nine months of 1997 as compared to $54.1 million in the first nine months of 1996. The principal causes for the variation between periods was the receipt of the net proceeds of $186.0 million from the IPO in February, 1997, which were initially used to repay all of the senior notes and borrowings under the credit facility, and proceeds from a note payable to a related party and subsequent borrowings under the credit facility.

                              U.S. RENTALS, INC.
                              SEPTEMBER 30, 1997




                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.     Legal Proceedings

                           None.

Item 2.     Changes in Securities

                           None.

Item 3.     Defaults upon Senior Securities

                           None.

Item 4.     Submission of Matters to a Vote of Security Holders

                           None.

Item 5.     Other Information
            Supplemental Pro Forma Net Income.

            Supplemental pro forma net income data (unaudited):

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September  30,
                                                                -------------                 -------------
                                                            1997            1996          1997            1996
                                                            ----            ----          ----            ----
            Supplemental pro forma net income            $10,857,000    $ 8,327,000    $23,757,000     $17,273,000
                                                         ===========    ===========    ===========     ===========

            Supplemental pro forma net income per share  $       .35    $       .40    $       .82     $       .83
                                                         ===========    ===========    ===========     ===========

            Supplemental number of shares outstanding     30,748,975     20,748,975     28,887,975      20,748,975
                                                         ===========    ===========    ===========     ===========

            Supplemental pro forma net income increased 30% to $10.9 million for the three months ended September 30, 1997 from $8.3 million for the same period in 1996. Supplemental pro forma net income for the three months ended September 30, 1996 includes the reduction/add-back of interest income (expense) on related party balances, and the add-back of interest expense related to bank debt that was repaid with the net proceeds of the IPO.

                              U.S. RENTALS, INC.
                              SEPTEMBER 30, 1997



Item 5.-continued,

           Supplemental pro forma net income increased 38% to $23.8 million for the nine months ended September 30, 1997 from $17.3 million for the same period in 1996. Supplemental pro forma net income for the nine months ended September 30, 1997and 1996 includes the following adjustments to the historical income statement: the add-back of $20.3 million non-recurring charges related to the termination of the Company's deferred compensation agreements, the reduction/add-back of interest income (expense) on related party balances prior to the IPO, and the add-back of interest expense related to bank debt that was repaid with the net proceeds of the IPO.

           These adjustments reflect the Company as if the Recapitalization and IPO occurred as of the beginning of the periods presented. In addition, income taxes have been calculated as if the Company had been taxed as a C-corporation during all periods presented. On a pro forma C-corporation basis, the Company's effective tax rate was 40.2% in 1997 compared to 40.0% in 1996.

           Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents, on a pro forma basis, assuming that the Recapitalization and IPO occurred as of the beginning of the periods presented.

Item 6.    Exhibits and reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

           27.1 Financial data schedule.

                              U.S. RENTALS, INC.
                              SEPTEMBER 30, 1997


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              U.S. RENTALS, INC.
                                                                    (Registrant)


Date:  November 12, 1997                              By:   /s/ JOHN S. MCKINNEY
       -----------------                                 -----------------------
                                                                John S. McKinney
                                                                  Vice President
                                                         Chief Financial Officer