Form 10-K
period 1997-12-31
U S RENTALS INC
filed 1998-03-25
CIK 1028726

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF THE 1934

                        COMMISSION FILE NUMBER: 0-14338

                               ----------------

                              U.S. RENTALS, INC.

                  DELAWARE                                       94-3061974
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             1581 CUMMINS DR. SUITE 155, MODESTO CALIFORNIA 95358
                                (209) 544-9000

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                               (TITLE OF CLASS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 19, 1998 as reported on the New York Stock Exchange, was approximately $260,218,425. Shares of Common Stock held by each officer and director and by each person who 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 19, 1998, Registrant had outstanding 30,759,975 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held May 7, 1998 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               ITEM OF FORM 10-K

                                                                            PAGE
                                                                            ----

                                     PART I

 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2.  LOCATIONS AND PROPERTIES.......................................     7
 ITEM 3.  LEGAL PROCEEDINGS..............................................     8
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     8

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................     8
 ITEM 6.  SELECTED FINANCIAL DATA........................................     9
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    10
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    13
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    13

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    14
 ITEM 11. EXECUTIVE COMPENSATION.........................................    15
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    15
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    15

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K...    15
 SIGNATURES...............................................................   17

ITEM 1. BUSINESS

GENERAL

  U.S. Rentals, Inc., a Delaware corporation ("U.S. Rentals" or the "Company"), is the second largest equipment rental company in the United States and the largest in the West based on 1997 rental revenues. The Company currently operates 124 Profit Centers in 22 states and in 1997 generated an average of approximately 130,000 rental contracts per month from a diverse base of customers including commercial and residential construction, industrial, and homeowner customers. More than 280,000 customers did business with the Company in 1997. U.S. Rentals owns more than 90,000 pieces of rental equipment, comprised of over 600 equipment categories, including aerial work platforms, forklifts, paving and concrete equipment, compaction equipment, air compressors, hand tools, plumbing, landscaping and gardening equipment. Management believes that the Company's fleet, which had a weighted average age of approximately 23 months and an original equipment cost of approximately $580 million at December 31, 1997, is one of the most comprehensive and well-maintained equipment rental fleets in the industry. U.S. Rentals also sells new equipment manufactured by nationally known companies, used equipment from its rental fleet, and rental-related merchandise, parts and supplies.

  The Company's strategic objective is to continue to grow profitably in both existing and new markets by acquiring rental yards, opening start-up rental yards, and expanding its equipment fleet at existing locations. U.S. Rentals routinely evaluates attractive markets for expansion where a leading position can be created by acquiring an existing business or opening a new rental yard. The Company has grown internally through the expansion of its equipment fleet at existing locations and through the integration of 44 start-up and acquired equipment rental yards since January 1997. As a result of the Company's strategy, total revenues increased to $424.7 million in 1997 from $305.8 million in 1996. During the same period, operating income before depreciation and amortization and a one-time charge for the termination cost of deferred compensation agreements with certain employees increased to $144.3 million from $102.8 million in 1996.

  Certain statements identified by words such as "will," "may," "should," "expect," "anticipate," "estimates," or "continue," contained in this Report under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements concerning the Company's operations, economic performance and financial condition. See Risk Factors in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of how actual results might differ from the forward-looking statements.

INDUSTRY

  The equipment rental industry serves a wide variety of commercial and residential construction, industrial and homeowner customers. Equipment available for rent ranges from small hand tools costing less than $100 to large earth-moving equipment costing over $200,000. Management believes that the continued growth in the rental industry reflects, in part, increased outsourcing trends by commercial and industrial construction customers that increasingly seek to reduce their capital invested in equipment, and to reduce the costs associated with maintaining and servicing such equipment. While equipment users traditionally have rented equipment for specific purposes, such as supplementing capacity during peak periods and in connection with special projects, the convenience and cost-saving factors of utilizing rental equipment have encouraged customers to look to suppliers such as USRentals as ongoing, comprehensive sources of equipment. Management believes that demand for rental equipment by the commercial and industrial segments will continue to increase as these customers continue to outsource non-core operations.

  The equipment rental industry is highly fragmented and primarily consists of a large number of relatively small, independent businesses serving discrete local markets and a small number of multi-yard regional and multi-regional operators. Management believes that an estimated 85% of the approximately 12,000 equipment rental operators in the United States have fewer than five locations and, therefore, believes the equipment rental industry offers substantial consolidation opportunities for large, well-capitalized rental companies such as

U.S. Rentals. Relative to smaller competitors, multi-regional operators such as the Company benefit from several competitive advantages, including access to capital, the ability to offer a broad range of modern equipment, purchasing power with equipment suppliers, sophisticated management information systems, national brand identity and the ability to service national accounts. In addition, management believes multi-regional operators such as the Company are less sensitive to local economic downturns.

  The growth of the industry is, in fact, one of the prime reasons for its consolidation. Industry observers estimate there are over 12,000 equipment rental business in the U.S. However, only an estimated 8% of total industry revenues are generated by the 10 largest companies (U.S. Rentals ranks second) and the 100 largest generate just 16% of the $20 billion total. Yet, as the demand for more and newer equipment increases, the remaining firms face mounting pressure to invest in bigger, newer, and more expensive fleets. At the same time, they lack the purchasing power that the big firms are able to garner through volume discounts. Many are family businesses whose owners' only exit strategy is to sell their businesses or watch them disappear. The end result has been a consolidation that has typified many other industries.

CUSTOMERS

  In 1997, U.S. Rentals had more than 280,000 active customers while generating an average of 130,000 rental contracts per month from a diverse customer base ranging from Fortune 500 companies to small contractors and homeowners. During 1997, no one customer accounted for more than 1% of the Company's total revenues, and the top 10 customers represented less than 4.5% of total revenues. Customers look to U.S. Rentals as an ongoing, comprehensive source of rental equipment because of the economic advantages and convenience of renting, as well as the high costs associated with equipment ownership. The Company classifies its customer base into the following categories: (i) commercial and residential construction, including contractors; (ii) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills, and public utilities; and (iii) homeowners and others. In addition to maintaining its historically strong relationships with small and medium-sized customers, the Company is increasing its emphasis on larger national and multi-regional accounts. Management estimates that in 1997, commercial and residential construction, industrial and homeowner and other customers accounted for approximately 56%, 28% and 16%, respectively, of the Company's total revenues. Further, U.S. Rentals offers its customers "one-stop shopping" through the sale of rental-related merchandise, parts and supplies, sales of new and used equipment and maintenance and delivery services.

  Commercial and Residential Construction. U.S. Rentals' commercial and residential construction customers include national and regional contractors and subcontractors involved in commercial and residential construction projects such as residential developments, apartment buildings, schools, hospitals, airports, roads, bridges and highways, chemical plants and other manufacturing facilities. U.S. Rentals' commercial construction customers range from Fortune 500 companies to small businesses.

  Industrial. The Company's industrial customers, many of which operate 24 hours per day, utilize U.S. Rentals to outsource equipment requirements to reduce their capital investment and minimize the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes that the Company is well-positioned to take advantage of the increasing trend among customers to outsource equipment needs. Generally, U.S. Rentals' industrial customers tend to rent for longer periods of time than commercial and residential construction customers, contractors or homeowners. While historically not a primary focus, the Company recently increased emphasis on national and multi-regional accounts that should enhance its ability to provide an ongoing, comprehensive supply of equipment to industrial customers.

  Homeowners and Others. U.S. Rentals rents landscaping, plumbing, remodeling and home improvement equipment and tools to homeowners and other customers. These customers value the convenience of U.S. Rentals' seven-days-a-week operating hours, pick up and delivery service and flexible rental terms. Rentals to homeowners are often for periods as short as two hours and provide higher gross margins relative to other customer segments. Generally, the Company's operating locations are highly visible and well-located. The

Company believes that its comprehensive and well-maintained rental fleet and the Company's brand name recognition provide a significant competitive advantage in attracting the homeowner segment of the market.

PRODUCTS AND SERVICES

  In 1997, equipment rental revenue together with rental-related revenue such as repair services, delivery and damage waiver income accounted for approximately 80.2% of the Company's total revenues. U.S. Rentals also acts as a distributor of new equipment on behalf of certain nationally known equipment manufacturers. Revenues from the sale of parts, merchandise and new equipment accounted for approximately 10.7% of U.S. Rentals' total revenues in 1997. Approximately 9.1% of U.S. Rentals' 1997 total revenues was from the sale of used rental equipment.

  Rental Equipment. U.S. Rentals rents over 600 different types of equipment, and management believes that the Company's rental fleet, which consists of more than 90,000 pieces of equipment, is one of the most comprehensive and well-maintained fleets in the equipment rental industry. The original equipment cost of the Company's rental fleet was approximately $580 million as of December 31, 1997.

  Five categories of equipment represented approximately 78.9% of U.S. Rentals' total rental equipment fleet (based on original equipment cost) as of December 31, 1997: (i) earth-moving equipment (22.3%), (ii) aerial work platforms (21.8%), (iii) forklifts (16.4%), (iv) trucks (11.8%), and (v) compaction rollers (6.6%). The mix of rental equipment at each of U.S. Rentals' Profit Centers is tailored to meet the demands of the local customer base.

  U.S. Rentals seeks to maintain a modern, efficient rental fleet through regular sales of used rental equipment and ongoing capital investment in new rental equipment. As of December 31, 1997, the weighted average age of the Company's rental equipment fleet was approximately 23 months. In addition, management believes U.S. Rentals has one of the most advanced preventive maintenance programs in the equipment rental industry. This program extends the useful life of the Company's rental equipment, typically resulting in higher resale prices. U.S. Rentals also generates revenues from maintenance service for its customers that own equipment and from delivery charges, particularly for larger pieces of equipment.

  Sales of Used Equipment. U.S. Rentals routinely sells used rental equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a new, top quality fleet. The Company achieves favorable sales prices for its used equipment due to its strong preventive maintenance program and its practice of selling used equipment before it becomes irreparable or obsolete. The incentives created by the Company's profit sharing program motivate Profit Center managers to optimize the timing of sales of used rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The Company sells used equipment to its existing rental customers, as well as to domestic and international buyers of used equipment.

  Sales of Parts and Merchandise. During the course of 1997, many of the Company's facilities were expanded and remodeled to enhance the sale of merchandise and new equipment. Improved showrooms, averaging 2,500 square feet in size, now include as many as 500 different types of products--ranging from work gloves and hardhats, to diesel air compressors and portable generators. As a result, the Company's customers are now able to buy more supplies while renting their equipment, thereby saving time and increasing their productivity. This sales activity allows the Company to attract and retain customers by offering the convenience of "one-stop shopping."

  Sales of New Equipment. During the year, the Company also expanded its new equipment distribution activities. The Company is a dealer for certain equipment manufacturers, including Genie Industries, Snorkel and Sky Jack (aerial work platforms), Gehl (rough terrain forklifts and skid-steer loaders), LeRoi and Sullair (air compressors), and Multiquip and Ingersoll Rand (earth compaction equipment and portable generators). U.S. Rentals is also the exclusive distributor for certain manufacturers in several of its markets. The Company believes that the volume of its equipment purchases creates significant purchasing power with suppliers, which leads to favorable prices and terms on equipment purchased for its rental fleet and for sale as new equipment. The Company's ability to sell new equipment offers flexibility to its customers while enhancing U.S. Rentals' customer relations.

OPERATIONS

  The Company's equipment rental yards occupy an average of approximately 2.4 acres and include: (i) a customer service center and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise; (ii) an equipment service area; and (iii) storage facilities for equipment requiring protection from inclement weather. Each Profit Center is staffed by an average of approximately 22 full-time employees and two part-time employees, including a manager, assistant manager, sales assistants, back office clerks, truck drivers, mechanics and yard personnel. Each equipment rental yard offers a broad range of equipment for rent, with the actual equipment mix tailored to meet the anticipated needs of the customers in each location. The rental yard employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application. The Company's yards are open seven days a week and provide customers with 24-hour maintenance, repair and support services, including service at the customer's job site. Each Profit Center Manager is responsible for every aspect of the yard's operation, including establishing rental rates, selecting equipment, and determining employee compensation at such location. The Company's Profit Center Managers have an average of 16 years of rental experience in the industry.

  The Company operates all of its Profit Centers under the name "U.S. Rentals", other than two Profit Centers that are operated under the name Contractors Equipment Rental and one Profit Center that is operated under the name U.S. HiReach.

SALES, MARKETING AND ADVERTISING

  U.S. Rentals strives to create a partnership with each customer in order to satisfy all the customer's equipment needs. As a result of the Company's innovative profit sharing program, employees are motivated to know the customers in their markets and tailor the equipment fleet to local demand patterns. Since U.S. Rentals believes that many customers choose to rent in order to reduce their capital investment and maintenance costs and to maximize flexibility, the Company offers flexible rental terms to its customers. Customers may rent equipment by the hour, day, week or month, with the periodic cost declining as the duration of the rental term increases. The Company, through its eleven regional credit offices, offers credit to its commercial and residential construction and industrial customers.

  The Company markets its products and value-added services locally primarily through its sales force that consisted of approximately 375 field-based salespersons and approximately 1,590 store-based customer service representatives as of December 31, 1997. The Company's sales force is knowledgeable about all of U.S. Rentals' services and products, including the rental of equipment, sales of new and used equipment, sales of parts and merchandise, and U.S. Rentals' value-added services, including equipment training, delivery and maintenance. The field-based sales force calls on contractors' offices and job sites and industrial facilities, assisting customers in planning for their equipment requirements. U.S. Rentals also provides its sales force with extensive training, including frequent in-house training by supplier representatives about the operating features and maintenance requirements of new equipment. The Company's sales force does not earn commissions on equipment rentals; instead, they participate in the Company's profit sharing program along with employees at all levels of the Company. Management believes that the Company's sales personnel, through the Company's innovative profit sharing program, are among the most highly compensated in the industry.

  U.S. Rentals' National Accounts Program is dedicated to marketing to customers with a multi-regional or national presence. The National Accounts Program supplements the efforts of the Profit Centers, which deal directly with management of the local facilities of multi-regional and national firms. National Accounts sales personnel call on the corporate headquarters of U.S. Rentals' large commercial construction and industrial customers in order to expand existing business relationships to include additional facilities and construction sites. The National Accounts Program simplifies billing and pricing for large customers while allowing their local representatives to continue to deal primarily with local Profit Centers.

  The Company promotes its services primarily in the telephone directories in the markets it serves, as well as by direct mail, and advertising in newspapers and on local television and radio. Each Profit Center Manager determines the frequency and type of advertising in the local market. Profit Centers also host open houses, customer appreciation events and other special promotional events. The Company also selectively advertises in national industry publications and trade journals, and provides a toll-free telephone number (1-800-US-RENTS) that automatically connects each caller to the Company's closest equipment rental yard. In addition to its principal marketing methods, the Company has an Internet web page (www.usrentals.com) that describes the Company's locations, product lines and used equipment available for sale.

PURCHASING AND SUPPLIERS

  The Company's size and stature in the equipment rental industry, as well as its strong and long-standing vendor relationships, enable it to purchase equipment directly from manufacturers at what management believes are among the best prices and terms in the industry. The Company employs a Director of Vendor Relations to negotiate favorable terms with preferred vendors. However, individual Profit Center Managers operate independently in evaluating and selecting additional fleet based on local demand. U.S. Rentals has developed strong relationships with many leading equipment manufacturers, which has led to exclusive distribution rights for certain lines of equipment in several of its markets. Management believes that the favorable pricing, service, training and information that U.S. Rentals receives from its suppliers represent a significant competitive advantage for the Company. During 1997, the Company purchased approximately $246.6 million of rental equipment, of which approximately 51.9% was obtained from its top 10 suppliers. No single supplier accounted for more than 13.8% of the Company's total purchases. U.S. Rentals believes it could readily replace any of its existing suppliers if it were to lose its ability to purchase equipment from such supplier.

INFORMATION SYSTEMS

  U.S. Rentals' proprietary POS is used for the day-to-day management of its more than 90,000 pieces of rental equipment. The data generated from each Profit Center's POS system is uploaded daily to the Company's mainframe computer at its headquarters. The Company's proprietary management information systems, including the Company's POS system, allow management and Profit Center managers to review all aspects of each Profit Center's business, including profitability, equipment utilization rates, rental rates, number of contracts generated and collection of receivables. Management at all levels use these systems to generate rental contracts, track equipment usage, report customer credit histories, compile accounts receivable aging reports and monitor monthly profitability. Access to such data assists management in closely monitoring and quickly reacting to the ongoing operations at each Profit Center. Additionally, the statements generated by the Company's management information systems are consistently reviewed by corporate, regional and divisional managers, as well as by each Profit Center manager, to monitor profit sharing earnings and detect areas for improvement at each location. This type of decentralized processing, with centralized management information system reporting, provides for timely and effective reporting of information for auditing and control purposes. U.S. Rentals' data processing center, located at its headquarters in Modesto, California, utilizes a Hewlett Packard mainframe computer for its flexibility and capacity to accommodate the Company's future systems needs. The Company's computer system is updated and maintained by in-house staff of systems development professionals, who also developed U.S. Rentals' customized and proprietary management information systems software. The Company's computer systems are Year 2000 compliant and should enable the Company to absorb a doubling of the network in the years ahead.

COMPETITION

  The equipment rental industry is highly fragmented and competitive. Industry observers estimate there are over 12,000 equipment rental businesses in the U.S. However, only approximately 8% of total estimated industry revenues of $20 billion are generated by the 10 largest companies and the 100 largest generate just 16%. Each market in which U.S. Rentals operates is served by numerous competitors, ranging from national and multi-regional companies such as Hertz Equipment Rental Corporation, Prime Service, Inc., Rental Service Corporation and United Rentals, Inc., to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of customer relationships, customer service, breadth and quality of product line and price. In general, the Company believes that national and multi-regional operators, especially larger operators such as U.S. Rentals, enjoy substantial competitive advantages over small, independent rental businesses that cannot afford to maintain the comprehensive rental equipment fleet and high level of maintenance and service that U.S. Rentals offers. The Company believes that its commitment to personalized customer service, highly motivated and experienced employees, decentralized management structure, proprietary information systems and the breadth and the quality of its rental fleet enable it to compete successfully.

  As the equipment rental industry consolidates, the Company faces competition from other large well-financed national and multiregional companies for acquisition candidates in more markets. The competition makes it more difficult to find undervalued companies to acquire. The Company intends to continue its selective approach to acquisitions of essentially solid businesses at reasonable costs.

EMPLOYEES

  As of December 31, 1997, U.S. Rentals had a total of 2,817 employees, of which 552 were salaried and 2,265 were hourly personnel. U.S. Rentals' work force at 123 of its 124 Profit Centers is not unionized and management believes that its relationship with both its unionized and non-unionized employees is excellent. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions U.S. Rentals to be responsive to customer needs.

MATERIAL PATENTS, LICENSES, FRANCHISES AND CONCESSIONS

  The Company does not hold or depend upon any material patent, government license, franchise or concession, except for the "U.S. Rentals(R)" service mark, which is registered with the U.S. Patent and Trademark Office.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

  The Company's operations are subject to a variety of federal, state and local laws and regulations governing, among other things, worker safety, air emissions, water discharge and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that the Company's locations have been operated in compliance with environmental laws and regulations or that future uses of conditions will not result in the imposition of environmental liability upon the Company or expose the Company to liability to third parties even if the Company has been indemnified by third parties against such liabilities. There also can be no assurance that environmental contamination does not currently exist at any of the Company's locations from prior activities at such locations or from neighboring properties. Phase I environmental assessments on some recently acquired facilities indicated the possibility of releases of hazardous or toxic substances at those facilities, but the Company has not determined whether releases actually have occurred or whether remediation will be required. Moreover, there can be no assurance that a Phase I environmental assessment will disclose all environmental contamination located at that site. The remaining owned and leased facilities were acquired without first obtaining a Phase I environmental assessment. Environmental contamination has been found at certain of those facilities, principally in connection with the removal of underground storage tanks. No assurance can be given that environmental contamination is not present at the other locations.

  The Company dispenses petroleum products from above-ground storage tanks at a majority of its Profit Centers. The remainder of its Profit Centers dispense petroleum products from underground storage tanks. The Company maintains an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. The Company incurs ongoing expenses associated with the removal of older underground storage tanks and the performance of appropriate remediation at certain of its locations. The actual cost of remediating environmental conditions may be different from that anticipated by the Company due to the difficulty in estimating such cost and due to potential changes in the status of legislation and state reimbursement programs. The Company also uses other hazardous materials in the ordinary course of its business. In addition, the Company generates and disposes of hazardous waste such as used motor oil, radiator fluid and solvents, and may be liable under various federal, state and local laws for environmental contamination at facilities where its waste is or has been disposed. The Company believes that hazardous substances currently requiring remediation are present at eight of its facilities. The Company has applied or is applying for governmental determinations that remediation has been completed at two locations and is undertaking or anticipates undertaking remediation at the six other facilities. Management believes that the Company is also responsible (pursuant to the terms of certain of its leases) for any required remediation of seven double-walled underground storage tanks. The Company has reserved approximately $1.1 million for such remediation and removal of additional underground storage tanks and associated potential liability. The Company does not believe that costs associated with such remediation and potential liability will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. LOCATIONS AND PROPERTIES.

  As of March 20, 1998 the Company operated 124 Profit Centers in the following 22 states: Alabama (5), Arizona (2), Arkansas (3), California (49), Florida (15), Georgia (1), Idaho (1), Kansas (2), Louisiana (3), Michigan (1), Missouri (2), Nebraska (1), Nevada (5), New Mexico (2), North Carolina (1), Oklahoma (2), Oregon (2),South Carolina (5), Texas (16), Utah (1), Virginia
(4) and Washington (1). U.S. Rentals owns 45 of its Profit Centers and leases the other 79, as well as its approximately 18,000 square foot headquarters office in Modesto, California. The Company's leases have terms expiring from 1998 to 2012, with the majority of its leases having multiple five-year renewal options. The Company also maintains ten credit and other offices which are leased. The net book value of owned facilities was approximately $19 million at December 31, 1997, and the average annual lease expense on each leased facility was approximately $61,000 in 1997. Management believes that none of U.S. Rentals' leased facilities, individually, is material to the Company's operations. In addition, as of December 31, 1997, U.S. Rentals owned a fleet of approximately 1,282 non-rental delivery, fleet service and sales personnel vehicles.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved in numerous claims and potential claims that have arisen in the ordinary course of the Company's business. Claims (including litigation) for property damage, personal injury and death from users of its equipment and the estates of such users, as well as employee claims relating to workers' compensation and other employee-related issues, are inherent in the nature of the Company's business. The Company cannot predict the ultimate outcome of any of its current claims; however, due to the amount of the Company's self-insurance reserves and the existence of insurance coverage for claims between $1 million and $100 million, management does not believe that any of such claims, either alone or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

  The Company's Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol USR. The following table provides the high and low closing sales prices of the Common Stock as reported by the NYSE for each quarter of 1997.

                                                FIRST    SECOND   THIRD  FOURTH
                                              QUARTER(1) QUARTER QUARTER QUARTER
                                              ---------- ------- ------- -------
     High....................................   $20.13   $27.50  $29.31  $27.38
     Low.....................................   $17.00   $15.38  $24.25  $23.13

--------
(1) Trading commenced February 21, 1997.

  The Company has not paid any cash dividends on the Common Stock since its formation and does not currently intend to declare or pay cash dividends in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition covenants under the Company's Credit Facility and other factors considered relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1993       1994       1995       1996       1997
                          ---------- ---------- ---------- ---------- ----------
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF INCOME
 DATA:
Revenues................  $  143,582 $  187,758 $  242,847 $  305,837 $  424,693
Income from operations..      12,686     23,786     38,022     42,154     43,591
Income before income
 taxes and extraordinary
 item...................      13,891     22,484     31,092     33,458     35,748
Income tax expense (b)..         405        499        468        374     29,407
                          ---------- ---------- ---------- ---------- ----------
Net income before
 extraordinary item.....      13,486     21,985     30,624     33,084      6,341
Extraordinary item, net
 of tax benefit of $995.         --         --         --         --       1,511
                          ---------- ---------- ---------- ---------- ----------
Net income..............  $   13,486 $   21,985 $   30,624 $   33,084 $    4,830
                          ========== ========== ========== ========== ==========
Basic net income per
 share..................  $     0.65 $     1.06 $     1.48 $     1.59 $     0.17
Diluted net income per
 share..................  $     0.65 $     1.06 $     1.48 $     1.59 $     0.16
Basic weighted average
 shares outstanding.....  20,748,975 20,748,975 20,748,975 20,748,975 29,351,715
Diluted weighted average
 shares outstanding.....  20,748,975 20,748,975 20,748,975 20,748,975 29,843,752
PRO FORMA FOR THE
 RECAPITALIZATION AND
 THE IPO (A):
Pro forma income before
 income taxes...........                                   $   43,727 $   57,935
Pro forma income tax
 expense (b)............                                       17,598     23,290
                                                           ---------- ----------
Pro forma net income....                                   $   26,129 $   34,645
                                                           ========== ==========
Pro forma net income per
 share..................                                   $     0.85 $     1.13
Shares used in computing
 pro forma net income
 per share..............                                   30,748,975 30,748,975
PRO FORMA TRANSACTIONS:
Termination of deferred
 compensation
 agreements.............                                   $    1,500 $   20,290
Interest expense........                                        8,500      1,897
Non-recurring expenses
 of the Predecessor not
 transferred to the
 Company................                                          269        --
                                                           ---------- ----------
                                                           $   10,269 $   22,187
                                                           ========== ==========
BALANCE SHEET DATA (AT
 END OF YEAR):
Rental equipment, net...  $   65,606 $  112,563 $  152,848 $  205,982 $  390,598
Total assets............     125,390    187,525    245,184    324,448    585,811
Total debt..............      48,419     84,751    105,696    186,710    220,300

--------
(a) The pro forma results of operations assume the Recapitalization (as defined under Management's Discussion and Analysis of Results of Operations and Financial Conditions) and the subsequent initial public offering (IPO) occurred on January 1, 1996, along with the following items: (i) one-time charge relating to termination of deferred compensation agreements with certain employees, (ii) interest expense as a result of reductions indebtedness, and (iii) income and expenses from non-operating assets of the Predecessor not transferred to the Company. The pro forma operations data had been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Recapitalization and the subsequent IPO in fact occurred on January 1, 1996.

(b) Prior to the IPO and Recapitalization, the Company was an S corporation, and accordingly, federal and state taxes were generally paid at the shareholder level only. Subsequent to February 26, 1997, the Company is subject to federal and state income taxes as a C corporation. Pro forma income tax expense is computed as if the Company were taxed as a C corporation for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's initial public offering ("IPO") was declared effective on February 20, 1997. Prior to the IPO, the equipment rental business was operated by Ayr, Inc. (formerly known as USR Holdings, Inc.), a California corporation (the "Predecessor") that was treated as an S corporation under the Internal Revenue Code. The Company (as de?ned in the Notes to Financial Statements) did not have any operations prior to its IPO. Prior to the closing of the IPO, the Predecessor transferred substantially all of its operating assets and associated liabilities to the Company in exchange for 20,748,975 shares of common stock of the Company, representing all of the Company's outstanding capital stock prior to the IPO. The Predecessor retained only non-operating assets and liabilities, including approximately $25.7 million of notes receivable from related parties and approximately $24.4 million of notes payable to related parties. These transactions are referred to as the "Recapitalization" in this report.

  Because the Predecessor elected to be treated as an S corporation, the Predecessor's sole shareholder paid federal and state taxes on the Predecessor's taxable income. Therefore, the provision for income taxes prior to February 26, 1997, reflects only certain state income taxes the Predecessor was required to pay. Upon the transfer of the assets and liabilities from the Predecessor to the Company, which is a C corporation, all income generated by the Company became subject to federal income taxes and applicable state income taxes, as reflected in the financial information included in this report.

RESULTS OF OPERATIONS

 1997 Compared to 1996

  Revenues. Total revenues for 1997 increased 38.9% to $424.7 million compared to $305.8 million in 1996. Rental revenue increased 32.2% to $340.5 million or 80.2% of total revenues for 1997, as compared to rental revenue of $257.5 million or 84.2% of total revenues in 1996. Of the $83.0 million increase in rental revenue, $59.7 million was due primarily to increased demand for equipment at existing locations. The remaining increase of approximately $23.3 million was the result of adding 43 new operating locations in 1997. Since the majority of these locations were added in the later part of the year, the increase in revenue from such locations is expected to be substantially greater in 1998 than in 1997. Rental revenue as a percentage of total revenue continues to decrease due to the Company's efforts to take advantage of used equipment sales opportunities and to enhance its focus on merchandise and new equipment sales markets. Rental equipment sales increased 57.7% to $38.8 million or 9.1% of total revenues for 1997 from $24.6 million or 8.1% of total revenues in 1996 due to increased customer demand, increased sales effort, and an increase in equipment available for sale. Merchandise and new equipment sales increased 91.2% for 1997 to $45.3 million or 10.7% of total revenues as compared to $23.7 million or 7.8% of total revenues in 1996, primarily due to the increase in the related rental revenue, expansion of product lines within resale showrooms, as well as a 54% increase in the number of operating locations during the year.

  Gross Profit. Gross profit for 1997 increased 37.5% to $117.7 million from $85.6 million in 1996. Gross profit from rentals increased 35.1% to $184.1 million for 1997 from $136.3 million in 1996 as a result of higher revenue volume as described above. Rental gross profit as a percent of rental revenue increased to 54.1% for 1997 from 52.9% in 1996. This increase as a percentage of rental revenue was attributable to lower maintenance and depreciation costs associated with newer equipment acquired to expand the rental fleet. Gross profit from sales of used rental equipment increased 36.2% to $19.8 million for 1997 from $14.5 million in 1996 due to increased demand for used equipment, but decreased as a percent of such revenue due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 89.3% to $11.9 million for 1997 compared to $6.3 million for 1996 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to continue to expand product lines and resale showrooms, and an increase in new equipment sales and customer volume. Gross profit was also impacted by an increase in direct operating expenses for 1997 which increased 37.2% to $98.1 million as compared to $71.5 million in 1996. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and other associated costs necessary to support the increased size of the rental fleet and volume.

  Selling, General and Administrative Expense. Selling, general and administrative expense for 1997 increased 18.5% to $42.6 million compared to $35.9 million in 1996. The increase was primarily due to higher profit sharing expense and to a lesser extent advertising, bad debt and liability insurance costs. As a percentage of total revenue, selling, general and administrative expenses decreased from 11.7% in 1996 to 10.0% in 1997. This decrease is a result of efficiencies in operations and realizing certain economies of scale related to the increase in revenue as described above.

  Termination Cost of Deferred Compensation Agreements. This is a one-time compensation expense related to the termination of the Predecessor's deferred incentive compensation agreements prior to the IPO in February 1997.

  Interest Expense. Interest expense decreased 20.2% to $6.7 million for 1997 from $8.4 million in 1996. The decrease was primarily the result of lower average debt outstanding during 1997 as compared to 1996 as a result of repayment of debt from the proceeds of the IPO.

  Other Expense, Net. Substantially all other income and expense items for 1997 and 1996 are related to investments and charitable contributions made by the Predecessor prior to the IPO and are not expected to be incurred by the Company in the future as a result of the Recapitalization.

  Income Taxes. Prior to its IPO, the Company was taxed as an S corporation for federal and state purposes. Income tax expense was approximately 1.5% of pre-tax income for 1996. In February 1997, the Company incurred a one-time $7.5 million charge to reflect the recognition of a deferred tax liability as if the Company had been taxed as a C corporation rather than as an S corporation since inception. Subsequent to February 26, 1997, the Company's income was taxed as a C corporation at an effective rate of 40.2%.

 1996 Compared to 1995

  Revenues. Total revenues in 1996 increased 25.9% to $305.8 million from $242.8 million in 1995. Rental revenue in 1996 increased 19.8% to $257.5 million or 84.2% of total revenues, as compared to rental revenue of $214.8 million or 88.5% of total revenues in 1995. Of the $42.6 million increase in rental revenue in 1996, $33.6 million was due primarily to increased demand for equipment at existing locations. The remaining increase of approximately $9.0 million was primarily due to nine new locations which were added in 1996. Rental equipment sales increased 127.4% to $24.6 million or 8.0% of total revenues in 1996 from $10.8 million or 4.5% of total revenues in 1995 due to increased customer demand and increased sales efforts. Merchandise and new equipment sales increased 38.2% in 1996 to $23.7 million or 7.8% of total revenues as compared to $17.2 million or 7.0% of total revenues in 1995, primarily due to increased rental revenue and demand for new equipment.

  Gross Profit. Gross profit in 1996 increased 14.2% to $85.6 million from $75.0 million in 1995 primarily due to increased rental revenue. Gross profit decreased to 28.0% of total revenues in 1996 from 30.9% in 1995. The decrease was partially due to a 27.8% increase in rental equipment depreciation resulting from the increase in rental fleet offset in part by a change in depreciation method for equipment purchases subsequent to January 1, 1996 (see
Note 1 of the Notes to Financial Statements). In addition, rental equipment expense increased 26.7% due to the impact of increased rental volume. Gross profit was also impacted by an increase in direct operating expenses in 1996 which increased 26.5% to $71.5 million as compared to $56.5 million in 1995. The increase reflects staffing costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet. Gross profit from sales of merchandise and new equipment increased 9.6% in 1996 as compared to 1995 due to the impact of increased rental volume on the sale of merchandise and an increase in new equipment sales. However, gross profit on sale of merchandise and new equipment as a percentage of total revenues declined due to a shift in sales mix toward lower margin items.

  Selling, General and Administrative Expense. Selling, general and administrative expense in 1996 increased 14.3% to $35.9 million or 11.7% of total revenues compared to $31.4 million or 12.9% of total revenues in 1995. The increase was primarily due to higher advertising, bad debt and liability insurance expenses, the total of which was partially offset by lower profit sharing expense in 1996 as compared to 1995. Selling, general and administrative expense includes $1.5 million and $0.6 million in 1996 and 1995, respectively, of non-recurring compensation expense related to the Predecessor's deferred incentive compensation agreements that were terminated in February 1997.

  Interest Expense. Interest expense increased 51.2% to $8.0 million in 1996 from $5.3 million in 1995. The increase was primarily the result of higher average borrowings under the credit facility and other debt outstanding of $122.6 million in 1996 as compared to $72.5 million in 1995. However, this increase was partially offset by a decrease in the average interest rate to 6.1% in 1996 as compared to 7.2% in 1995.

  Other Expense, Net. Other expense decreased 59.0% to $0.7 million in 1996 from $1.6 million in 1995 as a result of a reduction in the level of charitable contributions by the Predecessor offset in part by a non-recurring write-off of $1.3 million on a non-operating investment. Substantially all other expense items for 1996 are not expected to be incurred by the Company in the future as a result of the Recapitalization.

  Income Taxes. Under the Predecessor's election to be taxed as an S corporation for federal and state purposes, income tax expense was approximately 1.1% of pre-tax income in 1996 as compared to 1.5% of pre-tax income in 1995. On a pro forma C corporation basis, the Predecessor's effective tax rate would have been 40.2% in 1996 as compared to 41.1% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company received net proceeds of $186 million from the IPO of 10,000,000 shares of its common stock on February 26, 1997. A portion of the net proceeds from the IPO was used to repay all of the then outstanding senior notes and borrowings under the Company's old credit facility. In conjunction with the IPO, the Company entered into a new credit facility which provides availability of up to $300 million (the "Credit Facility").

  The Company has primarily used cash to purchase rental equipment and acquire new rental yards. The Company historically has met its cash requirements primarily through net cash provided by operating activities and borrowings under its Credit Facility. In addition to the Company's Credit Facility, the Company expects to complete a $250 million private placement of senior unsecured notes during the first six months of 1998. The Company believes that cash flow from operations, availability under the Credit Facility and the debt offering will be sufficient to support its operations, expansion and liquidity requirements for at least the next 12 months.

  During 1997, the Company's operating activities before changes in operating assets and liabilities provided net cash flow of $100 million as compared to $85.3 million in 1996. This $14.7 million increase was substantially due to increased operating income (exclusive of depreciation and amortization expenses, gains on sale of rental equipment and the deferred compensation agreement termination cost) of $33.3 million, offset in part by the one-time $20.3 million deferred compensation agreement termination cost. The $33.3 million increase in cash flows was due to higher revenues associated with increased investment in rental equipment, increases in the number of operating locations, and enhanced focus on merchandise and new equipment sales, offset by a slight decrease in operating margins as a percentage of revenue. The slight decrease in operating margins as a percentage of revenue is due to the start-up costs of new locations.

  Net cash used in investing activities was $317.7 million for 1997 as compared to $117.4 million in 1996. The principal causes for the variation in cash flow between the periods were increased purchases of rental equipment, acquisition of rental operations, and investment in property and equipment, partially offset by increased sales of rental equipment. The increase in rental fleet relates to newly opened or acquired yards and the continued expansion and replacement of rental fleet at existing locations. Rental equipment purchases for 1997 were $246.6 million as compared to $106.5 million in 1996.

  Net cash provided by financing activities was $238.1 million for 1997 as compared to $43.9 million in 1996. The increase was due to receipt of the net proceeds of $186 million from the IPO in February 1997, which were used to repay all of the then existing senior notes and borrowings under the Company's old credit facility, proceeds from a note payable to a related party, subsequent borrowings under the Credit Facility and a reduction in dividends paid.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

  Statements in this section and throughout this Report contain forward-looking statements that represent the Company's expectations or beliefs concerning future events, including but not limited to the following: (i) the Company's ability to continue acquiring and opening rental yards and grow profitably, (ii) the Company's ability to maintain its market leadership and competitive advantage, (iii) customers continuing to outsource,
(iv) multiregional operators', such as the Company, sensitivity to economic downturns, (v) the Company's continued emphasis on larger accounts, (vi) the Company's ability to complete a debt offering in the first half of 1998, if at all, and (vii) the sufficiency of the Company's cash to meet expected capital expenditures and interest expense.

  The Company cautions that these statements are qualified by important factors that could cause actual results to differ from those in the forward-looking statements: the Company's ability to acquire or open additional rental yards and the timing, pricing and related costs of the acquisitions, the effective integration of the acquired businesses, variations in seasonal rental patterns principally due to the effect of weather on construction activity, increased competition due to larger companies expanding into previously less competitive markets, the cyclical nature of the equipment rental industry, the timing and financing of capital expenditures for fleet expansions, and general economic conditions in the Company's markets including the possible impact of interest rate fluctuations. See also "Business-- Governmental and Environmental Regulation" section for other factors that could affect the Company's actual results. In addition, the market price of the Company's common stock could be subject to significant variation due to fluctuations in the Company's operating results, changes in earnings estimates by securities analysts and other factors.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company's revenue and operating results historically have fluctuated from quarter to quarter, and the Company expects that they will continue to do so in the future. These fluctuations have been caused by a number of factors, including seasonal rental patterns of the Company's customers (principally due to the effect of weather, such as the impact of El Nino, on construction activity), general economic conditions in the Company's markets, the timing of acquisitions and the development of start-up locations and related costs, the effectiveness of integrating acquired businesses and start-up locations, and timing of capital expenditures for fleet expansion. The Company incurs substantial costs in establishing or integrating newly acquired and start-up locations. Historically, the Company's acquired businesses and start-up locations generally have not been profitable until after their first year of operations. The operating results for any historic quarter are not necessarily indicative of results for any future period. Any revenue shortfall below expectations could have an immediate and significant adverse effect on results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14, "Ehibits, Financial Statement Schedule and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in a definitive Proxy Statement.

  Executive Officers

  The following table sets forth the executive officers of the Company:

   NAME                                AGE               POSITION
   ----                                ---               --------
   William F. Berry...................  45 President and Chief Executive Officer
   John S. McKinney...................  43 Vice President-Finance and Chief
                                           Financial Officer
   Grace M. Crickette.................  36 Vice President-Risk Management
   William F. Locklin.................  45 Vice President and Region Manager
   Steve Nadelman.....................  35 Vice President and Region Manager

  William F. Berry has been an employee of the Company and one of its predecessors since 1966, became the Company's President and Chief Executive Officer in January 1987 and became a Director in 1996. In his more than 30 years with the Company and its predecessor, Mr. Berry has held numerous operational and managerial positions, including Profit Center Manager, Division Manager and Regional Vice President.

  John S. McKinney has been the Vice President-Finance and Chief Financial Officer of the Company since 1990 and became a Director in 1996. Mr. McKinney joined the Company in 1988 as Controller, held that position until being promoted to his current positions. Prior to joining the Company, Mr. McKinney served as the controller of an electrical wholesale company, held various financial positions with Iomega Corporation and spent several years as a certified public accountant with Arthur Andersen & Co.

  Grace M. Crickette has been the Company's Vice President-Risk Management since March 1996. Ms. Crickette served as a Risk Management Director from 1994 until March 1996 and Risk Management Analyst from 1991 to 1994. Prior to joining the Company, Ms. Crickette was a legal assistant for five years at a Southern California law firm that specializes in insurance defense.

  William F. Locklin has been a Vice President and Region Manager since joining the Company in 1987. Mr. Locklin has more than 19 years of experience in the equipment rental business. Prior to joining the Company, Mr. Locklin held numerous management positions in the equipment rental industry over a seven-year period with Hertz Equipment Rental Corporation.

  Steve E. Nadelman has been a Vice President and Region Manager since 1993. Mr. Nadelman joined the Company in 1991 and served as a Profit Center Manager before being promoted to his current position. Mr. Nadelman has more than 17 years of experience in the equipment rental business. Prior to joining the Company, Mr. Nadelman held numerous service, sales and management positions in the equipment rental industry, including several years with Hertz Equipment Rental Corporation.

  The information required pursuant to Item 405 of Regulation S-K will be contained under the caption Section 16 (a) of the Securities Exchange Act of 1934 in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained under the caption "Compensation of Executive Officers" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained under the caption "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1)FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors.............................................  F-1
Balance Sheets--December 31, 1996 and 1997.................................  F-2
Statements of Operations--Years ended December 31, 1995, 1996 and 1997.....  F-3
Statements of Stockholders' Equity--Years ended December 31, 1995, 1996 and
 1997......................................................................  F-4
Statements of Cash Flows--Years ended December 31, 1995, 1996 and 1997.....  F-5
Notes to Financial Statements..............................................  F-6

  (b) (2)REPORTS OF FORM 8-K

      Not applicable.

  (c) EXHIBITS

  EXHIBIT
  NUMBER                      DESCRIPTION OF EXHIBITS                      PAGE
  -------                     -----------------------                      ----
   2.1*   Asset Contribution Agreement
   3.1*   Restated Certificate of Incorporation of the Company
   3.2*   Amended and Restated Bylaws of the Company
   4.1*   Specimen Common Stock certificate
  10.1*   Form of Indemnification Agreement between the Company and each of its executive officers and directors
  10.2*   Form of Employment Agreement between the Company and John S.
           McKinney
  10.3*   Form of Registration Rights Agreement
  10.4*   1997 Performance Award Plan
  10.5*   Form of Employment Agreement between the Company and William
           F. Berry
  10.6*   Second Amended and Restated Credit Agreement by and among the
           Predecessor, Bank of America NT&SA as agent, and the banks named therein dated as of February 26, 1997
  10.11*  Cancellation of Deferred Compensation Agreement between the
           Predecessor and William F. Berry dated as of January 27,1997
  10.12*  Cancellation of Deferred Compensation Agreement between the
           Predecessor and John. S. McKinney dated as of January 27,
           1997
  10.13** Demand Revolving Note Payable to Richard D. Colburn
  23.1    Consents of Price Waterhouse LLP
  24.1    Power of Attorney (contained of signature page to this report)
  27.1    Financial Data Schedule
  27.2    Financial Data Schedule
  27.3    Financial Data Schedule

--------
 * Incorporated by reference from the Company's Registration Statement on Form S-1 (333-17783) in February 1997.

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. Rentals, Inc.

Date: March 24, 1998                      By:     /s/ John S. McKinney
                                          _____________________________________
                                                    John S. McKinney
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

  We the undersigned directors and officers of U.S. Rentals, Inc. hereby constitute and appoint John S. McKinney and William F. Berry, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Report, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Report, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ William F. Berry          Chief Executive Officer,        March 24, 1998
____________________________________ President and Director
         (William F. Berry)

       /s/ John S. McKinney          Chief Financial Officer and     March 24, 1998
____________________________________ Director, in his capacities
         (John S. McKinney)          as Chief Financial Officer
                                     and Principal Accounting
                                     Officer

      /s/ Richard D. Colburn         Chairman of the Board           March 24, 1998
____________________________________
        (Richard D. Colburn)

       /s/ James P. Miscoll          Director                        March 24, 1998
____________________________________
         (James P. Miscoll)

      /s/ Robert D. Paulson          Director                        March 24, 1998
____________________________________
        (Robert D. Paulson)

       /s/ Keith W. Renken           Director                        March 24, 1998
____________________________________
         (Keith W. Renken)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Rentals, Inc.

  In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of U.S. Rentals, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management of U.S. Rentals, Inc.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP
Sacramento, California
January 28, 1998

                               U.S. RENTALS, INC.

                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1997
                                                              -------- --------
                                                               (IN THOUSANDS,
                                                                EXCEPT SHARE
                                                                    DATA)
                           ASSETS
Cash and cash equivalents.................................... $  2,906 $  3,104
Accounts receivable, net.....................................   35,653   60,906
Notes receivable from affiliate..............................   25,365      --
Notes receivable, other......................................      563      501
Inventories..................................................    5,841   17,379
Rental equipment, net........................................  205,982  390,598
Property and equipment, net..................................   42,345   78,014
Goodwill, net................................................    1,035   23,114
Prepaid expenses and other assets............................    4,758   12,195
                                                              -------- --------
Total assets................................................. $324,448 $585,811
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities....................... $ 57,008 $ 75,048
Notes payable to related parties.............................   23,943   17,000
Notes payable, other.........................................  162,767  203,300
Deferred taxes...............................................      --    25,077
                                                              -------- --------
Total liabilities............................................  243,718  320,425
                                                              -------- --------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Common stock, $.01 par value;
    100,000,000 shares authorized,
    30,748,975 shares issued and outstanding.................      --       307
  Common stock at stated value;
    2,500 shares authorized,
    900 shares issued and outstanding........................      699      --
  Paid-in capital............................................   13,186  244,211
  Retained earnaings.........................................   66,845   20,868
                                                              -------- --------
Total stockholders' equity...................................   80,730  265,386
                                                              -------- --------
Total liabilities and stockholders' equity................... $324,448 $585,811
                                                              ======== ========

             Please see accompanying notes to financial statements.

                               U.S. RENTALS, INC.

                            STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1996        1997
                                            ----------  ----------  ----------
                                            (IN THOUSANDS, EXCEPT SHARE AND
                                                   PER SHARE AMOUNTS)
REVENUES:
 Rental revenue............................ $  214,849  $  257,486  $  340,507
 Rental equipment sales....................     10,832      24,629      38,839
 Merchandise and new equipment sales.......     17,166      23,722      45,347
                                            ----------  ----------  ----------
   Total revenues..........................    242,847     305,837     424,693
                                            ----------  ----------  ----------
COST OF REVENUES:
 Rental equipment expense..................     51,370      65,102      87,209
 Rental equipment depreciation.............     43,885      56,105      69,231
 Cost of rental equipment sales............      4,693      10,109      19,065
 Cost of merchandise and new equipment
  sales....................................     11,418      17,423      33,420
 Direct operating expense..................     56,506      71,482      98,068
                                            ----------  ----------  ----------
   Total cost of revenues..................    167,872     220,221     306,993
                                            ----------  ----------  ----------
   Gross profit............................     74,975      85,616     117,700
 Selling, general and administrative
  expense..................................     31,440      35,934      42,597
 Non-rental depreciation and amortization..      5,513       7,528      11,222
 Termination cost of deferred compensation
  agreements...............................         --          --      20,290
                                            ----------  ----------  ----------
   Operating income........................     38,022      42,154      43,591
 Interest expense..........................     (4,575)     (8,373)     (6,680)
 Related party interest (expense) income,
  net......................................       (735)        342        (690)
 Other expense, net........................     (1,620)       (665)       (473)
                                            ----------  ----------  ----------
   Income before income taxes and
    extraordinary item.....................     31,092      33,458      35,748
   Income tax expense......................        468         374      29,407
                                            ----------  ----------  ----------
   Net income before extraordinary item....     30,624      33,084       6,341
 Extraordinary item, net of tax benefit of
  $995.....................................         --          --       1,511
                                            ----------  ----------  ----------
 Net income................................ $   30,624  $   33,084  $    4,830
                                            ==========  ==========  ==========
 Basic net income before extraordinary
  item per share........................... $     1.48  $     1.59  $      .22
                                            ==========  ==========  ==========
 Diluted net income before extraordinary
  item per share........................... $     1.48  $     1.59  $      .21
                                            ==========  ==========  ==========
 Basic net income per share................ $     1.48  $     1.59  $      .17
                                            ==========  ==========  ==========
 Diluted net income per share.............. $     1.48  $     1.59  $      .16
                                            ==========  ==========  ==========
 Basic weighted average shares
  outstanding.............................. 20,748,975  20,748,975  29,351,715
                                            ==========  ==========  ==========
 Diluted weighted average shares
  outstanding.............................. 20,748,975  20,748,975  29,843,752
                                            ==========  ==========  ==========
UNAUDITED PRO FORMA DATA (NOTE 7):
 Historical income before income taxes and
  extraordinary item....................... $   31,092  $   33,458  $   35,748
 Pro forma income tax expense..............     12,780      13,456      14,371
                                            ----------  ----------  ----------
   Pro forma net income before
    extraordinary item.....................     18,312      20,002      21,377
 Extraordinary item, net of benefit of
  $995.....................................         --          --       1,511
                                            ----------  ----------  ----------
 Pro forma net income...................... $   18,312  $   20,002  $   19,866
                                            ==========  ==========  ==========
 Pro forma basic net income before
  extraordinary item per share............. $      .88  $      .96  $      .73
                                            ==========  ==========  ==========
 Pro forma diluted net income before
  extraordinary item per share............. $      .88  $      .96  $      .72
                                            ==========  ==========  ==========
 Pro forma basic net income per share...... $      .88  $      .96  $      .68
                                            ==========  ==========  ==========
 Pro forma diluted net income per share.... $      .88  $      .96  $      .67
                                            ==========  ==========  ==========

             Please see accompanying notes to financial statements.

                               U.S. RENTALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               TOTAL
                                                       PAID-IN   RETAINED  STOCKHOLDERS'
                            SHARES    STATED/PAR VALUE CAPITAL   EARNINGS     EQUITY
                          ----------  ---------------- --------  --------  -------------
                                                (IN THOUSANDS)
Balance at December 31,
 1994...................         900       $ 699       $ 13,186  $ 44,066    $ 57,951
  Net income............         --          --             --     30,624      30,624
  Dividends.............         --          --             --     (5,498)     (5,498)
                          ----------       -----       --------  --------    --------
Balance at December 31,
 1995...................         900         699         13,186    69,192      83,077
  Net income............         --          --             --     33,084      33,084
  Dividends.............         --          --             --    (35,431)    (35,431)
                          ----------       -----       --------  --------    --------
Balance at December 31,
 1996...................         900         699         13,186    66,845      80,730
  Net income............         --          --             --      4,830       4,830
  Recapitalization......        (900)       (699)           699       --          --
Distribution of non-op-
 erating assets, net....         --          --          (4,219)      --       (4,219)
Dividends paid prior to
 initial public
 offering...............         --          --             --     (1,905)     (1,905)
Contribution of earnings
 to paid-in capital.....         --          --          48,902   (48,902)        --
Recapitalization due to
 initial public
 offering...............  20,748,975         207           (207)      --          --
Initial public offering
 proceeds, net of
 issuance cost of
 $1,550.................  10,000,000         100        185,850       --      185,950
                          ----------       -----       --------  --------    --------
Balance at December 31,
 1997...................  30,748,975       $ 307       $244,211  $ 20,868    $265,386
                          ==========       =====       ========  ========    ========



             Please see accompanying notes to financial statements.

                               U.S. RENTALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1995      1996       1997
                                                 --------  ---------  ---------
                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income.....................................  $ 30,624  $  33,084  $   4,830
Adjustments to reconcile net income to net cash
 provided
 by operating activities:
  Depreciation and amortization................    49,398     63,633     80,453
  Gain on sale of equipment....................    (6,342)   (14,955)   (20,692)
  Principal adjustment on notes receivable.....      (220)      (572)      (146)
  Provision for doubtful accounts..............     3,441      4,075      7,773
  Deferred income taxes........................       --         --      25,077
  Interest income not collected................       --         --        (294)
  Interest expense not paid....................       --         --         495
  Loss on early extinguishment of debt.........       --         --       2,506
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable..........................   (10,526)    (9,799)   (26,505)
  Inventories..................................    (1,413)    (1,665)    (4,989)
  Prepaid expenses and other assets............    (1,515)    (1,466)    (8,247)
  Accounts payable and other liabilities.......    11,588        597     19,518
                                                 --------  ---------  ---------
Net cash provided by operating activities......    75,035     72,932     79,779
                                                 --------  ---------  ---------
INVESTING ACTIVITIES:
Acquisitions of rental operations..............       --     (15,033)   (64,076)
Purchases of rental equipment..................   (88,861)  (106,501)  (246,631)
Proceeds from sale of rental equipment.........    10,832     24,629     38,839
Purchases of property and equipment, net.......   (10,764)   (23,068)   (45,971)
(Funding) collection of notes receivable, net..    (1,061)     2,537        122
                                                 --------  ---------  ---------
Net cash used in investing activities..........   (89,854)  (117,436)  (317,717)
                                                 --------  ---------  ---------
FINANCING ACTIVITIES:
(Payments on) proceeds from line of credit,
 net...........................................   (28,200)    39,553    130,733
Proceeds from (payments on) senior notes.......    50,000     40,000    (92,506)
Payments on other obligations, net.............      (718)      (191)      (138)
Proceeds from related party note payable.......       --         --      17,000
Proceeds from issuance of common stock, net of
 issuance costs................................       --         --     185,950
Cash retained by the Predecessor in connection
 with Recapitalization.........................       --         --        (998)
Dividends paid.................................    (5,498)   (35,431)    (1,905)
                                                 --------  ---------  ---------
Net cash provided by financing activities......    15,584     43,931    238,136
                                                 --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................       765       (573)       198
Cash and cash equivalents at beginning of year.     2,714      3,479      2,906
                                                 --------  ---------  ---------
Cash and cash equivalents at end of year.......  $  3,479  $   2,906  $   3,104
                                                 ========  =========  =========
SUPPLEMENTAL NON-CASH FLOW INFORMATION:
Net assets retained by the Predecessor in
 connection
 with Recapitalization.........................                       $   3,221
                                                                      =========

             Please see accompanying notes to financial statements.

                              U.S. RENTALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  U.S. Rentals, Inc. (the "Company") is a Delaware corporation primarily involved in the short-term rental of general purpose construction equipment, and to a lesser extent, selling complementary parts, merchandise, new and used equipment to commercial and residential construction, industrial and homeowner customers. At December 31, 1997, the Company operated 123 equipment rental yards located in 21 states across the United States.

 Initial public offering

  The Company's initial public offering ("IPO") was declared effective on February 20, 1997. Prior to the IPO, the equipment rental business was operated by Ayr, Inc. (formerly known as USR Holdings, Inc.), a California corporation (the "Predecessor"). The Company did not have any operations prior to the IPO. Prior to closing of the IPO, the Predecessor transferred substantially all of its operating assets and associated liabilities to the Company for 20,748,975 shares of common stock of the Company, representing all of the outstanding capital stock prior to the IPO. The Predecessor retained only non-operating assets and liabilities, including approximately $25.7 million of notes receivable from an affiliate and $24.4 million of notes payable to related parties. These transactions are referred to as the "Recapitalization" in these financial statements. In conjunction with the Recapitalization, the Predecessor entered into an agreement to terminate deferred compensation agreements with certain executives. The Predecessor borrowed approximately $20.3 million under its bank line of credit to fund the cost of termination. The Company assumed the liability for the indebtedness under the bank line of credit as part of the Recapitalization. The non-recurring cost of the termination was expensed in 1997. Unless otherwise indicated, the Company also refers to the Predecessor prior to the IPO.

 Related party transactions

  As disclosed in these financial statements, the Company has participated in certain transactions with related parties during the current and previous years. In the opinion of management, all transactions with related parties have been conducted on terms which are fair and equitable; however, the transactions are not necessarily on the same terms as those which would have been made between wholly unrelated parties.

 Financial statement presentation

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Rental revenue

  Rental revenue is recognized upon the earliest occurrence of either the return of the equipment or the end of one month's rental term.

 Rental equipment

  Rental equipment is recorded at cost. Depreciation for rental equipment acquired prior to January 1, 1996, is computed using the straight-line method over an estimated five-year useful life with no salvage value. Rental equipment acquired subsequent to January 1, 1996, is depreciated using the straight-line method over an

                              U.S. RENTALS, INC.

estimated seven-year useful life, after giving effect to an estimated salvage value of 10%. Included in purchases of rental equipment are the costs of minor equipment which are fully depreciated in the month of acquisition. Accumulated depreciation on rental equipment was $161,765,000 and $190,213,000 at December 31, 1996 and 1997, respectively.

  Ordinary maintenance and repair costs are charged to operations as incurred. When rental equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the disposal and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the statement of operations.

 Property and equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  The estimated useful lives for property and equipment range from 10 to 39 years for buildings; 1 to 8 years for vehicles, delivery and yard equipment; and 5 to 10 years for fixtures and leasehold improvements.

  Ordinary maintenance and repairs costs are charged to operations as incurred. When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

 Inventories

  The Company's inventories primarily consist of items such as hand tools and accessories held for resale. Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

 Self-insurance

  The Company is self-insured for general liability, workers' compensation, and group medical claims up to specified per claim and aggregate amounts. Self-insurance costs are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

 Earnings per share

  Historical earnings per share is presented based on the weighted average number of outstanding common shares, after giving effect to the Recapitalization retroactively for all periods. Pro forma earnings per share is based on the weighted average number of outstanding common shares, after giving effect to the Recapitalization and the pro forma income tax expense as if the Company were a C corporation for all periods presented. Diluted weighted average shares outstanding were calculated using the treasury stock method and exceed basic weighted average shares outstanding by 492,037 due to 3,907,887 dilutive options outstanding at December 31, 1997. Basic and diluted earnings per share attributable to the extraordinary item totaled $.05 for the year ended December 31, 1997.

 Cash and cash equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              U.S. RENTALS, INC.

 Fair value of financial instruments

  The carrying amounts reported in the balance sheets for cash and cash equivalents, trade accounts receivable, and accounts payable and other liabilities approximated fair value due to the immediate to short-term maturity of these financial instruments. The fair value of notes receivable and notes payable is determined using current interest rates for similar instruments as of December 31, 1997, and approximates the carrying value of these notes due to the fact that the underlying instruments include provisions to adjust note balances and interest rates to approximate fair market value.

 Concentrations of credit risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from construction and industrial customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and the Company's geographic dispersion. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectability. The allowance for doubtful accounts was $6,991,000 and $9,495,000 at December 31, 1996 and 1997, respectively.

 Advertising costs

  The Company advertises primarily through trade journals and the media. Advertising costs are expensed as incurred and totaled $3,094,000, $4,200,000, and $6,453,000 for each of the three years in the period ended December 31, 1997.

 Goodwill

  Amortization of goodwill is provided on a straight-line basis over forty years. Goodwill is presented net of accumulated amortization of $207,000 and $371,000 at December 31, 1996 and 1997.

 Long-lived assets

  Long-lived assets are recorded at the lower of amortized cost or fair value. As part of an ongoing review of the valuation of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest they may be impaired. If this review indicates that the carrying value of these assets may not be recoverable, as determined by a nondiscounted cash flow analysis over the remaining useful life, the carrying value would be reduced to its estimated fair value. There have been no material impairments recognized in these financial statements.

 Income taxes

  Subsequent to the IPO and Recapitalization, the Company is assessed corporate income taxes for federal and state purposes. Income taxes are recorded under the liability approach; a current or deferred liability or asset is recognized for the current or deferred income tax consequences of all events that have been recorded in the financial statements.

  Prior to the IPO, the Predecessor had elected S corporation status under the U.S. Internal Revenue Code. Pursuant to this election (and similar elections in California and certain other states), the Predecessor's income, deductions, and credits are reported on the income tax return of the Predecessor's stockholder for federal purposes and, accordingly, no provision for federal income taxes has been made.

                              U.S. RENTALS, INC.

  California assesses a corporate level income tax on S corporations, and certain states in which the Predecessor does business do not recognize S corporation status. Therefore, the Predecessor remains subject to, and has made provision for, taxes in those states.

  Because of the Recapitalization, historical results of operations, including income taxes, are not, in all cases, indicative of future results. The unaudited pro forma income tax provision is computed using the liability approach as if the Company had been a C corporation for all periods presented. Pro forma income tax expense is lower than actual income tax expense in 1997 due to the recognition of a $7,520,000 deferred tax liability upon the Recapitalization and the pro forma benefit from the inclusion in pro forma taxable income of the net loss from January 1, 1997, to the closing date of the IPO attributable to the nonrecurring cost to terminate deferred compensation agreements.

 Stock Options

  The Company accounts for its stock option plan in accordance with the intrinsic value method, under which no compensation expense is recognized in the financial statements except where the fair market value of the stock exceeds the exercise price of the options granted on the date of grant. The Company has presented the pro forma disclosures of the compensation expense under the fair value method of Statement of Financial Accounting Standards Number 123 ("SFAS 123") in Note 9.

 Adoption of new accounting pronouncements

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, Earnings per Share ("SFAS 128"), which changed the basis upon which earnings (or loss) per share is calculated. As required by this statement, the Company adopted the provisions of SFAS 128 for the year ended December 31, 1997, and retroactively for each of the preceding years presented in the financial statements.

 Reclassifications

  Certain prior year balances have been reclassified to conform to the 1997 presentation.

2. ACQUISITIONS

  During 1997, the Company acquired the assets of 9 businesses operating 33 rental locations throughout the United States. The acquisitions were financed through borrowings under the Company's line of credit and have been recorded using the purchase method of accounting. The results of operations for each location acquired have been included in the Company's results of operations from their respective acquisition dates. A summary of the purchase price and assets acquired is as follows (in thousands):

   Rental equipment.................................................... $ 26,877
   Inventories.........................................................    6,549
   Accounts receivable.................................................    6,521
   Other assets........................................................    2,704
   Goodwill............................................................   21,425
                                                                        --------
                                                                        $ 64,076
                                                                        ========

                              U.S. RENTALS, INC.

  The following unaudited pro forma data (in thousands) summarizes the results of operations of the periods indicated as if the acquisitions had been completed on January 1, 1996. The pro forma data gives effect to the actual operating results prior to acquisition and adjustments to goodwill. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred on January 1, 1996, or that may be achieved in the future.

                                                                 1996     1997
                                                               -------- --------
                                                                  (UNAUDITED)
   Total revenues............................................. $363,848 $459,649
   Net income................................................. $ 22,288 $ 23,073

3. NOTES RECEIVABLE FROM AFFILIATE

  Prior to the Recapitalization, the Predecessor had notes receivable from an affiliate. As discussed in Note l, these notes were retained by the Predecessor. The Company earned interest income from the affiliate of $3,343,000, $3,420,000, and $555,000 for each of the three years in the period ended December 31, 1997, respectively. The notes provide for positive or negative annual adjustments of principal based on the change in the Consumer Price Index, limited to certain percentages of the affiliated entity's cumulative net income from December 31, 1984. The accompanying financial statements include principal adjustments in notes receivable and other income in the amounts of $220,000, $572,000, and $146,000 for each of the three years in the period ended December 31, 1997, respectively.

4. PROPERTY AND EQUIPMENT

  Property and equipment, net, consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1997
                                                             --------  --------
   Land..................................................... $ 14,099  $ 21,543
   Buildings................................................   12,806    21,600
   Vehicles and delivery equipment..........................   28,000    45,234
   Yard equipment...........................................    3,000     3,674
   Furniture and fixtures...................................    4,626     7,227
   Leaseholds...............................................    8,942    15,666
                                                             --------  --------
                                                               71,473   114,944
   Less accumulated depreciation............................  (29,128)  (36,930)
                                                             --------  --------
                                                             $ 42,345  $ 78,014
                                                             ========  ========

5. ACCOUNTS PAYABLE AND OTHER LIABILITIES

  Accounts payable and other liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1997
                                                                ------- -------
   Trade payables and other accruals........................... $34,264 $50,716
   Profit sharing accrual......................................   8,742  12,667
   Self-insurance reserve......................................  14,002  11,665
                                                                ------- -------
                                                                $57,008 $75,048
                                                                ======= =======

                              U.S. RENTALS, INC.

6. NOTES PAYABLE

   Notes payable consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1997
                                                              -------- --------
Notes payable to related parties:
  Subordinated note payable to The Colburn School of
   Performing Arts, interest payable quarterly at prime rate
   plus 5%................................................... $ 20,000 $    --
  Demand notes payable to related parties, interest at
   various rates tied to the Predecessor's average bank
   borrowing rate............................................    3,943      --
  Demand note to majority stockholder, interest payable
   monthly at a rate tied to the Company's revolving line of
   credit (5.90% at December 31, 1997).......................      --    17,000
                                                              -------- --------
                                                                23,943   17,000
                                                              -------- --------
Notes payable, other:
  Senior notes payable to various parties, interest payable
   semiannually ranging from 6.82% to 7.76%..................   90,000      --
  Revolving line of credit, interest payable monthly at
   reference rate plus .125% (8.25% at December 31, 1996)....   26,300      --
  Revolving line of credit, interest payable monthly at money market rate (ranging from 6.03% to 6.34% at December 31,
   1997).....................................................   43,000  203,000
  Notes payable to a bank, interest and principal payable
   monthly at rates ranging from 5.74% to 9.51%..............    2,967      --
  Notes payable related to the purchase of certain
   businesses, imputed interest averaging 7%, due through
   1999......................................................      500      300
                                                              -------- --------
                                                               162,767  203,300
                                                              -------- --------
                                                              $186,710 $220,300
                                                              ======== ========

  The Company's agreement with the banks provides for an unsecured line of credit of $300,000,000 maturing no later than 2002. The revolving line of credit is unsecured and includes restrictions as to limitations upon certain ratios of liabilities to net worth and upon the minimum net worth of the Company. The Company is in compliance with covenants in all agreements. The Company pays a commitment fee ranging from .175% to .25% on the unused portion of the outstanding line of credit balance less outstanding letters of credit calculated quarterly based on the average daily balance. The senior and bank note agreements existing at December 31, 1996, were paid down with the proceeds from the IPO.

  Cash paid for interest was $7,545,000, $11,185,000, and $9,608,000 for each of the three years in the period ended December 31, 1997, respectively.

  Maturities of notes payable are as follows at December 31, 1997 (in thousands):

            1998................................ $220,000
            1999................................      300
                                                 --------
                                                 $220,300
                                                 ========

                              U.S. RENTALS, INC.

7. INCOME TAXES

  As discussed in Note 1, the Company was taxed as an S corporation prior to the Recapitalization. As such, the income tax provision was comprised of current state income tax expense of $468,000 and $374,000 for 1995 and 1996, respectively. Deferred taxes for such periods were immaterial. Cash payments for state income taxes made by the Company were $597,000 and $353,000 for 1995 and 1996, respectively. Cash payments for federal and state income taxes made by the Company were $11,407,000 in 1997.

  The following provision for income taxes for 1997 includes all state taxes recognized by the Predecessor as an S corporation prior to the Recapitalization and federal and state taxes recognized by the Company subsequent to the Recapitalization (in thousands).

                                                                         1997
                                                                        -------
   Federal:
     Current........................................................... $ 3,765
     Deferred..........................................................  14,281
     Deferred tax recorded upon Recapitalization.......................   6,141
                                                                        -------
                                                                         24,187
                                                                        -------
   State:
     Current...........................................................     565
     Deferred..........................................................   3,276
     Deferred tax recorded upon Recapitalization.......................   1,379
                                                                        -------
                                                                          5,220
                                                                        -------
                                                                        $29,407
                                                                        =======

  The 1997 provision for income taxes differs from the amount as determined by applying the U.S. statutory federal tax rate of 35% to income before income taxes as a result of the following:

   Federal income taxes................................................... 35.0%
   State income taxes, net of federal benefit.............................  4.8%
   Cumulative deferred taxes recorded upon Recapitalization............... 21.0%
   Loss prior to Recapitalization excluded from taxable income............ 21.1%
   Other..................................................................  0.4%
                                                                           ----
                                                                           82.3%
                                                                           ====

  The unaudited pro forma provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1995  1996  1997
                                                               ----  ----  ----
   Federal income taxes....................................... 35.0% 35.0% 35.0%
   State income taxes, net of federal benefit.................  5.3%  4.9%  4.8%
   Other......................................................  0.8%  0.3%  0.4%
                                                               ----  ----  ----
                                                               41.1% 40.2% 40.2%
                                                               ====  ====  ====

                              U.S. RENTALS, INC.

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

  Deferred tax assets (liabilities) are as follows (in thousands):

                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
   Self-insurance reserves.........................................   $  4,944
   Compensation related accruals...................................      1,674
   Allowances for doubtful accounts................................      2,079
   State income taxes..............................................      1,636
   Others, net.....................................................        924
                                                                      --------
                                                                        11,257
   Depreciation....................................................    (36,334)
                                                                      --------
                                                                      $(25,077)
                                                                      ========

8. COMMITMENTS AND CONTINGENCIES

  Operating leases

  The Company leases certain facilities under operating leases which contain renewal options and provide for periodic cost of living adjustments. Rental expense was $3,365,000, $3,681,000, and $5,374,000 for each of the three years in the period ended December 31, 1997, respectively.

  Future minimum rental commitments as of December 31, 1997, under noncancelable operating leases are (in thousands):

   1998................................................................. $ 6,445
   1999.................................................................   5,353
   2000.................................................................   4,439
   2001.................................................................   3,678
   2002.................................................................   2,545
   Thereafter...........................................................   8,237
                                                                         -------
                                                                         $30,697
                                                                         =======

 Legal matters

  The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the Company has adequate legal defense, reserves, or insurance coverage with respect to these matters so that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company has accrued $12,011,000 and $9,563,000 at December 31, 1996 and 1997, respectively, to cover the uninsured portion of possible costs arising from these pending claims and other potential unasserted claims.

                              U.S. RENTALS, INC.

 Environmental matters

  The Company and its operations are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. The Company incurs ongoing expenses associated with the removal of underground storage tanks and the performance of appropriate remediation at certain of its locations. The Company believes that such removal and remediation will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

9. STOCK OPTION PLAN

  Effective February 20, 1997, the Board of Directors of the Company adopted the 1997 Performance Award Plan under which stock options and other awards can be granted to key employees and directors at prices and terms established by the Board of Directors at the date of grant. The exercise price of all options issued during 1997 equaled the fair value of the stock on the grant date which ranged from $17.88 to $26.88. Accordingly, no compensation expense has been recognized. Options outstanding at December 31, 1997, vest ratably over periods ranging from five to ten years and expire in 2007.

  The following table summarizes the activity under the stock option plan:

                                                                     WEIGHTED
                                                         NUMBER      AVERAGE
                                                        OF SHARES EXERCISE PRICE
                                                        --------- --------------
   Shares under option:
     Outstanding at December 31, 1996..................       --      $  --
      Granted: ($17.88-$20.00)......................... 3,867,387     $19.99
      ($23.44-$26.88)..................................   206,500     $25.78
                                                        ---------
   Outstanding at December 31, 1997.................... 4,073,887     $20.29
                                                        =========

  There were no vested options outstanding and 526,113 shares were available for future grants under the stock option plan at December 31, 1997.

  For purposes of the pro forma disclosures required by SAFS 123, the estimated fair value of options is amortized to expense over the options' vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

  Pro forma unaudited net income, pro forma basic unaudited net income per share, and pro forma diluted unaudited net income per share in 1997, after giving effect to the Recapitalization would be $18,065,000, $.62, and $.60, respectively, if the Company had accounted for its stock options using the fair value based method of accounting established by SFAS 123. The following weighted average assumptions were used in the option pricing model to determine the fair value of the options: dividend yield of 0%, expected volatility of 32%, risk-free interest rate ranging from 5.84% to 6.61%, and expected lives ranging from 3 to 5.25 years.

                              U.S. RENTALS, INC.

10. EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution 401(k) retirement plan (the
Plan) which is subject to the provisions of ERISA. Under the Plan, which was implemented in 1994, the Company matches a minimum of 50% of the participants' contributions up to a specified amount as determined by the Board of Directors. Company contributions to the Plan were $246,000, $122,000, and $136,000 for each of the three years in the period ended December 31, 1997, respectively.

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

 Selected financial data

  The following table of quarterly financial information has been prepared from unaudited financial statements of the Company, and reflects adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. The Company has determined that the one-time charge to establish the cumulative deferred tax liability as of the date of the Company's IPO associated with becoming subject to C corporation taxes should have been $7.5 million instead of $9.3 million as previously reported in Form 10-Q for the third quarter of 1997. The loss before extraordinary item and net loss presented below reflect this change.

                                               FIRST   SECOND   THIRD    FOURTH
                                              QUARTER  QUARTER QUARTER  QUARTER
                                              -------  ------- -------- --------
Year ended December 31, 1997
  Total revenues............................. $80,981  $96,434 $114,026 $133,252
  Gross profit...............................  18,108   27,277   34,915   37,400
  Income (loss) before extraordinary item.... (22,750)   8,015   10,857   10,219
  Extraordinary item.........................   1,511       --       --       --
  Net income (loss).......................... (24,261)   8,015   10,857   10,219
Year ended December 31, 1996
  Total revenues............................. $58,643  $71,172 $ 86,647 $ 89,375
  Gross profit...............................  14,262   18,292   25,244   27,818
  Net income.................................   4,205    6,835   11,596   10,448

 Price range of common stock

  The Company's common stock is traded on the New York Stock Exchange (NYSE) under the symbol USR. The following table provides the high and low closing sales prices of the common stock as reported by the NYSE for each quarter of 1997.

                                                  FIRST  SECOND   THIRD  FOURTH
                                                 QUARTER QUARTER QUARTER QUARTER
                                                 ------- ------- ------- -------
   High......................................... $20.13  $27.50  $29.31  $27.38
   Low.......................................... $17.00  $15.38  $24.25  $23.13