Form 10-Q
period 1998-03-31
U S RENTALS INC
filed 1998-05-01
CIK 1028726

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                       --------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _______________

Commission file number  1-12623
                        -------

                               U.S. RENTALS, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                              94-3061974
                --------                              ----------
     (State of Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

1581 Cummins Drive, Ste. 155,  Modesto,  California            95358
---------------------------------------------------            -----
     (Address of Principal Executive Offices)                (Zip Code)

                                 (209) 544-9000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes [x]  No [ ]

     There were 30,759,975 shares of common stock, $.01 per value, outstanding at April 27, 1998.

--------------------------------------------------------------------------------

                               U.S. RENTALS, INC.

                               TABLE OF CONTENTS
                               -----------------

PART I:   Financial Information
-------------------------------

     ITEM 1.    Financial Statements

                Balance Sheets -
                 March 31, 1998 and December 31, 1997...............  3

                Statements of Operations -
                 Three months ended March 31, 1998 and 1997.........  4

                Statements of Cash Flows -
                 Three months ended March 31, 1998 and 1997.........  5

                Statement of Changes in Stockholders' Equity -
                 Three months ended March 31, 1998..................  6

                Notes to Financial Statements -
                 March 31, 1998.....................................  7

     ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................  9

PART II:  Other Information
---------------------------

     ITEM 1.    Legal Proceedings................................... 13

     ITEM 2.    Changes in Securities............................... 13

     ITEM 3.    Defaults Upon Senior Securities..................... 13

     ITEM 4.    Submission of Matters to a Vote of Security Holders. 13

     ITEM 5.    Other Information................................... 13

     ITEM 6.    Exhibits and Reports on Form 8-K.................... 13

Signatures.......................................................... 14

                              U.S. RENTALS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)


                                                    March 31,       December 31,
                                                      1998              1997
                                                  ------------      ------------
ASSETS                                            (Unaudited)
Cash and cash equivalents                             $  6,344          $  3,104
Accounts receivable, net                                61,533            60,906
Inventories                                             17,234            17,379
Rental equipment, net                                  441,202           390,598
Property and equipment, net                             83,575            78,014
Goodwill, net                                           25,378            23,114
Prepaid expenses and other assets                       14,656            12,696
                                                  ------------      ------------

Total assets                                          $649,922          $585,811
                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other liabilities                $ 74,744          $ 75,048
Note payable to related party                           21,000            17,000
Notes payable, other                                   259,200           203,300
Deferred taxes                                          24,769            25,077
                                                  ------------      ------------
Total liabilities                                      379,713           320,425
                                                  ------------      ------------

Stockholders' equity:
   Common stock, $.01 par value-
     authorized 100,000,000 shares; issued
     and outstanding 30,759,975 shares as of
     March 31, 1998 and 30,748,975 as of
     December 31, 1997                                     308               307
   Paid-in capital                                     244,461           244,211
   Retained earnings                                    25,440            20,868
                                                  ------------      ------------
Total stockholders' equity                             270,209           265,386
                                                  ------------      ------------

Total liabilities and stockholders' equity            $649,922          $585,811
                                                  ============      ============

                              U.S. RENTALS, INC.
                           STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  1998              1997
                                                                              -----------       ------------
Revenues:
  Rental revenue                                                              $    92,641        $    65,330
  Rental equipment sales                                                           13,066              7,201
  Merchandise and new equipment sales                                              14,811              8,450
                                                                              -----------        -----------
    Total revenues                                                                120,518             80,981
                                                                              -----------        -----------

Cost of revenues:
  Rental equipment expense                                                         22,000             17,498
  Rental equipment depreciation                                                    21,445             14,313
  Cost of rental equipment sales                                                    6,288              3,385
  Cost of merchandise and new equipment sales                                      10,851              6,494
  Direct operating expense                                                         33,377             21,183
                                                                              -----------        -----------
    Total cost of revenues                                                         93,961             62,873
                                                                              -----------        -----------
    Gross profit                                                                   26,557             18,108

Selling, general and administrative expense                                        11,426              7,550
Non-rental depreciation                                                             3,725              1,929
Amortization of goodwill                                                               75                  3
Termination cost of deferred compensation agreements                                    -             20,290
                                                                              -----------        -----------
    Operating income                                                               11,331            (11,664)

Other expense, net                                                                      -               (473)
Interest expense, net                                                              (3,402)            (1,553)
Related party interest (expense) income, net                                         (284)                52
                                                                              -----------        -----------
    Income before income taxes and extraordinary item                               7,645            (13,638)

Income tax expense                                                                  3,073              9,112
                                                                              -----------        -----------
    Income (loss) before extraordinary item                                         4,572            (22,750)

Extraordinary item, net of tax benefit of $995                                          -              1,511
                                                                              -----------        -----------
    Net income (loss)                                                         $     4,572        $   (24,261)
                                                                              ===========        ===========
Basic and diluted net income (loss) before extraordinary item per share       $      0.15        $     (0.90)
                                                                              -----------        -----------
Basic and diluted extraordinary item per share                                $         -        $     (0.06)
                                                                              -----------        -----------
Basic and diluted net income (loss) per share                                 $      0.15        $     (0.96)
                                                                              -----------        -----------
Basic weighted average shares outstanding                                      30,751,868         25,144,579
                                                                              ===========        ===========
Diluted weighted average shares outstanding                                    31,526,109         25,144,579
                                                                              ===========        ===========

                              U.S. RENTALS, INC.
                            STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                               1998           1997
                                                            ----------      ----------
Operating activities:
  Net income (loss)                                         $    4,572      $  (24,261)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                               25,245          16,465
    Gain on sale of equipment                                   (7,032)         (3,902)
    Principal adjustment on notes receivable                         -            (146)
    Provision for doubtful accounts                              2,127           1,472
    Deferred taxes                                                (308)          7,638
    Interest income not collected                                    -            (294)
    Interest expense not paid                                        -             495
    Loss on early extinguishment of debt                             -           2,506
  Changes in operating assets and liabilities
    Accounts receivable                                         (2,409)         (5,695)
    Inventories                                                    585             147
    Prepaid expenses and other assets                               75            (516)
    Accounts payable and other liabilities                        (304)           (160)
                                                            ----------      ----------
Net cash provided by (used in) operating activities             22,551          (6,251)
                                                            ----------      ----------
 Investing activities:
  Acquisition of rental operations                              (8,070)         (1,757)
  Purchases of rental equipment                                (75,426)        (28,253)
  Proceeds from sale of rental equipment                        13,066           7,201
  Purchases of property and equipment, net                      (9,032)         (6,046)
  Funding of notes receivable, net                                   -             221
                                                            ----------      ----------
Net cash used in investing activities                          (79,462)        (28,634)
                                                            ----------      ----------
Financing activities:
  Proceeds from (payments on) line of credit, net               56,000         (58,267)
  Payments on senior notes                                           -         (92,506)
  Payments on other obligations, net                              (100)           (100)
  Proceeds from related party note payable                       4,000               -
  Proceeds from issuance of common stock, net of
    issuance costs                                                 251         185,950
  Cash retained by the Predecessor in connection with
    Recapitalization                                                 -            (998)
  Dividends paid                                                     -          (1,905)
                                                            ----------      ----------
Net cash provided by financing activities                       60,151          32,174
                                                            ----------      ----------
Net increase (decrease) in cash                                  3,240          (2,711)
Cash at beginning of period                                      3,104           2,906
                                                            ----------      ----------
Cash at end of period                                       $    6,344      $      195
                                                            ==========      ==========


Supplemental non-cash flow information:
  Distribution of net assets to stockholder                                 $    3,221
                                                                            ==========

                              U.S. RENTALS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)



                                                                         Additional                                 Total
                                                          Common           Paid-in             Retained          Stockholders'
                                        Shares             Stock           Capital             Earnings             Equity
                                    --------------      -----------      -------------      -------------       --------------
Balance at December 31, 1997           30,748,975       $    307         $    244,211       $    20,868          $    265,386

Net income                                                    --                   --             4,572                 4,572

Stock options exercised                    11,000              1                  219                --                   220

Income tax benefit from stock
 options exercised                                            --                   31                --                    31

                                    --------------     ------------     --------------     -------------        --------------
Balance at March 31, 1998              30,759,975       $    308        $     244,461      $     25,440          $    270,209
                                    ==============     ============     ==============     =============        ==============

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)



1. INTRODUCTION

The Registrant's initial public offering ("IPO") was declared effective on February 20, 1997. Prior to the IPO, the equipment rental business was operated by Ayr, Inc., a California corporation (the "Predecessor") that was treated as an S corporation under the Internal Revenue Code. The Registrant did not have any operations prior to its IPO. Prior to the closing of the IPO, the Predecessor transferred substantially all of its operating assets and associated liabilities to the Registrant in exchange for 20,748,975 shares of Common Stock of the Registrant, representing all of the Registrant's outstanding capital stock prior to the IPO. The Predecessor retained only non-operating assets and liabilities, including approximately $25.7 million of notes receivable from related parties and approximately $24.4 million of notes payable to related parties. These transactions are referred to as the "Recapitalization" in this report.

Unless otherwise indicated, the "Company" means the Predecessor prior to the IPO and the Registrant on or after the IPO.


2. BASIS OF PRESENTATION

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


3. BANK DEBT AND LONG-TERM OBLIGATIONS

Bank debt and long-term obligations consist of the following:

                                                                   March 31,     December 31,
                                                                     1998           1997
                                                                     ----           ----
Notes payable:
           Revolving line of credit, interest payable monthly
             at money market rates (6.09% at March 31,
             1998 and 6.03% to 6.34% at December 31, 1997)         $259,000        $203,000

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   (Tables in thousands, except share data)
                                  (Unaudited)




        Notes payable related to the purchase of certain
          businesses, imputed interest averaging 7%,
          due through 1999                                        200       300
                                                             --------  --------
                                                              259,200   203,300

        Note payable to related party:
          Demand note payable to the majority stockholder
            of Predecessor interest at a variable rate,
            payable monthly. 5.90% at March 31, 1998
            and December 31, 1997                              21,000    17,000
                                                             --------  --------
                                                             $280,200  $220,300
                                                             ========  ========

On February 26, 1997, the Company repaid the bank notes, revolving line of credit and senior notes utilizing proceeds from its IPO. The early extinguishment of debt generated an extraordinary loss of $1,511,000 (net of income tax benefit of $995,000).

On February 26, 1997, the Company entered into a $300,000,000 unsecured line of credit with a bank maturing no later than February 25, 2002. The Company believes it is in compliance with all covenants in the credit agreement.

4. INCOME TAXES

Income tax expense consists of the following:

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                              1998         1997
                                                              ----         ----
One-time charge for cumulative deferred taxes as
 of the date of the IPO as if the Company had
 always been subject to taxes as a C corporation            $    -        $7,520
Income tax provision for the period subsequent to
 the IPO                                                     3,073         1,592
                                                            ------        ------
                                                            $3,073        $9,112
                                                            ======        ======

5. SUBSEQUENT EVENT

On April 28, 1998, the Company completed a $252 million private placement of senior unsecured notes. The notes accrue interest at rates ranging from 6.71% to 6.93%. Interest is payable semi-annually on October 28th and April 28th.

                              U.S. RENTALS, INC.
                                MARCH 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FIRST QUARTER 1998 VS. FIRST QUARTER 1997

RESULTS OF OPERATIONS

  Revenues. Total revenues for the three months ended March 31, 1998 increased 48.8% to $120.5 million from $81.0 million for the same period in 1997. Rental revenue increased 41.8% to $92.6 million or 76.9% of total revenues for the three months ended March 31, 1998, as compared to $65.3 million or 80.7% of total revenues for the same period in 1997. Of the $27.3 million increase in rental revenue, $18.2 million was due primarily to 44 new locations which were added subsequent to December 31, 1996. The remaining increase of approximately $9.1 million was due to increased equipment rental fleet at existing locations. Rental revenue as a percentage of total revenue decreased due to the Company's efforts to take advantage of opportunities in the used equipment sales and merchandise and new equipment sales markets. In addition to the above, severe weather conditions along the West Coast related to El Nino have slowed construction activity which caused a less than expected rental volume. Used rental equipment sales increased 81.4% to $13.1 million or 10.8% of total revenues for the three months ended March 31, 1998 from $7.2 million or 8.9% of total revenues for the same period in 1997 due to increased customer demand, increased sales efforts across the nation and alternative financing sources for customers such as various leasing programs. Merchandise and new equipment sales increased 75.3% for the first three months ended March 31, 1998 to $14.8 million or 12.3% of total revenues as compared to $8.5 million or 10.4% of total revenues for the same period in 1997. This increase was primarily due to the increase in the related rental revenue, expansion of product line within resale showrooms, as well as a 55% increase in the number of operating locations since December 31, 1996.

  Gross Profit. Gross profit for the three months ended March 31, 1998 increased 46.7% to $26.6 million from $18.1 million for the same period in 1997 primarily due to increased rental revenue and certain economies achieved through the Company's continued investment in new equipment. Gross profit from rentals increased 46.8% to $49.2 million for the three month ended March 31, 1998 from $33.5 million for the same period in 1997 as a result of higher rental volume. Rental gross profit as a percent of rental revenue increased to 53.1% for the three months ended March 31, 1998 from 51.3% for the same period in 1997. This increase was due primarily to a 41.8% increase in rental revenue partially offset by an increase in rental equipment expense of 25.7% due to the impact of increased rental volume. Gross profit from sales of used rental equipment increased 77.6% to $6.8 million from $3.8 million for the same period in 1997 due to increased demand for used equipment, but decreased as a percent of such sales due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 102.5% for the three months ended March 31, 1998 as compared to the same period in 1997 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to expand the product line and resale showrooms, and an increase in new equipment sales and customer volume. Gross profit on the sale of merchandise and new equipment also increased as a percentage of total revenue. Gross profit was negatively impacted by an increase in direct operating expenses for the three months ended March 31, 1998 which increased 57.6% to $33.4 million as compared to $21.2 million for the same period in 1997. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet.

                              U.S. RENTALS, INC.
                                MARCH 31, 1997



  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1998 increased 51.3% to $11.4 million compared to $7.6 million for the same period in 1997. The increase was primarily due to higher advertising, bad debt and profit sharing expense for the three months ended March 31, 1998 as compared to the same period in 1997. As a percentage of total revenue, selling, general and administrative expense increased slightly to 9.4% for the three months ended March 31, 1998 from 9.3% for the same period in 1997. The small increase relates to efficiencies in operations and realizing certain economies of scale related to the increase in the number of locations as described above.

  Termination cost of deferred compensation agreements.   Other operating
expense for the three months ended March 31, 1997 consists of a one-time compensation expense related to the termination of the Predecessor's deferred incentive compensation agreements just prior to the Initial Public Offering
(IPO) in February 1997.

  Other Expense, net. Substantially all other income and expense items for the three months ended March 31, 1997 are related to investments and charitable contributions made at the direction of the majority stockholder of the Predecessor prior to the IPO. No such expense was incurred by the Company in the current quarter.

  Interest Expense, net. Interest expense increased 119.1% to $3.4 million for the three months ended March 31, 1998 from $1.6 million for the same period in 1997. The increase was primarily the result of higher average debt outstanding under the credit facility during the three months ended March 31, 1998 as compared to same period of 1997. The increase in average debt outstanding was the result of the Company's significant investment in capital expenditures.

  Income Taxes. Prior to its IPO, the Company was taxed as an S corporation for federal and state purposes. In February 1997, the Company incurred a one-time $7.5 million deferred tax charge to reflect the recognition of a deferred tax liability relating to federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation since inception. Subsequent to February 26, 1997, the Company's income was taxed as a C corporation at an effective rate from 40.0 TO 40.2%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company received net proceeds of $186.0 million from the sale of 10,000,000 shares of its common stock on February 26, 1997. A portion of the net proceeds from the IPO was used to repay all of the senior notes and borrowings under the Company's prior credit facility. In conjunction with the IPO, the Company entered into a new credit facility which provides availability of up to $300.0 million with its existing lenders (the "Credit Facility").

  The Company has primarily used cash to purchase rental equipment and acquire and start-up rental yards. The Company historically has financed its cash requirements primarily through net cash provided by operating activities and borrowings under its Credit Facility. In addition to the Company's Credit Facility, the Company completed a $252.0 million private placement of senior unsecured notes on April 28, 1998. The Company believes that cash flow from operations, availability under its Credit Facility and the debt offering will be sufficient to support its operations, expansion and liquidity requirements for at least the next 12 months.

                              U.S. RENTALS, INC.
                                MARCH 31, 1998

  For the first quarter of 1998, the Company's operating activities before changes in operating assets and liabilities provided net cash flow of $24.6 million for the three months ended March 31, 1998 as compared to $.1 million for the same period in 1997. The $24.5 million increase was primarily due to the absence of the termination cost of deferred compensation agreements which were paid during the first quarter of 1997.

  Net cash used in investing activities was $79.5 million for the three months ended March 31, 1998 as compared to $29.4 million for the same period in 1997 due to increased purchases of rental equipment, acquisition of one rental operation, and investment in property and equipment, partially offset by increased sales of used rental equipment. The increase in rental fleet relates to newly opened or acquired yards and the continued expansion of rental fleet at existing locations. Rental equipment purchases for the three months ended March 31, 1998 were $75.4 million as compared to $28.3 million for the same period in 1997.

  Net cash provided by financing activities was $60.1 million for the three months ended March 31, 1998 as compared to $32.2 million for the same period in 1997. The principal causes for the variation between periods was the receipt of the net proceeds on borrowings under the Company's Credit Facility and proceeds from a note payable to a related party.

Certain Risk Factors That May Impact Future Operating Results

  Statements in this report may contain forward-looking statements that represent the Company's expectations or beliefs concerning future events, including but not limited to the sufficiency of the Company's cash to meet expected capital expenditures and interest expense.

  The Company cautions that these statements are qualified by important factors that could cause actual results to differ from those in the forward-looking statements: The Company's ability to acquire or start more rental yards and the timing, pricing and related costs of the acquisitions and openings, the effective integration of the acquired business and new yards, variations in seasonal rental patterns principally due to the effect of weather on construction activity, increased competition due to larger companies expanding into previously less competitive markets, the cyclical nature of the equipment rental industry, the timing and financing of capital expenditures for fleet expansions, and general economic conditions in the Company's markets including the possible impact of interest rate fluctuations. In addition, the market price of the Company's common stock could be subject to significant variation due to fluctuations in the Company's operating results, changes in earnings estimates by securities analysts and other factors.

  Fluctuations in Quarterly Operating Results. The Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. Weather conditions, such as El Nino, sometimes affect quarterly revenues. As a result, the Company may not learn of revenue shortfalls until late in the quarter. The Company's operating expenses are based in part on its expectations for future revenues and

                              U.S. RENTALS, INC.
                                MARCH 31, 1998

are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on results of operations.

                              U.S. RENTALS, INC.
                                MARCH 31, 1998




                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

         10.1   Amended revolving note payable to Richard D. Colburn.

         10.2   Private placement of senior unsecured notes.

         27.1   Financial data schedule.

                              U.S. RENTALS, INC.
                                MARCH 31, 1998






                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              U.S. RENTALS, INC.
                                                                    (Registrant)



              Date:  April 30 , 1998                   By:  /s/ JOHN S. MCKINNEY
                     ---------------                   -------------------------
                                                                John S. McKinney
                                                                  Vice President
                                                         Chief Financial Officer