Form 10-Q
period 1998-06-30
U S RENTALS INC
filed 1998-08-07
CIK 1028726

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         June 30, 1998
                                    --------------------------------
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _______________

Commission file number                          1-12623
                      ----------------------------------------------------------

                               U.S. RENTALS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                              94-3061974
---------------------------------------   --------------------------------------
     (State of Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

1581 Cummins Drive, Ste. 155, Modesto, California                 95358
-------------------------------------------------         ----------------------
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

                                Yes [x]  No [_]

     There were 30,774,975 shares of common stock, $.01 per value, outstanding at August 1, 1998.


--------------------------------------------------------------------------------

                               U.S. RENTALS, INC.

                               TABLE OF CONTENTS


PART I:  Financial Information


         ITEM 1.  Financial Statements

                  Balance Sheets -
                  June 30, 1998 and December 31, 1997....................    1

                  Statements of Operations -
                  Three and six months ended June 30, 1998 and 1997......    2

                  Statements of Cash Flows -
                  Three and six months ended June 30, 1998 and 1997......    3

                  Statement of Changes in Stockholders' Equity -
                  Three and six months ended June 30, 1998...............    4

                  Notes to Financial Statements -
                  June 30, 1998..........................................    5

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    7

PART II: Other Information

         ITEM 1.      Legal Proceedings..................................   12

         ITEM 2.      Changes in Securities..............................   12

         ITEM 3.      Defaults Upon Senior Securities....................   12

         ITEM 4.      Submission of Matters to a Vote of Security Holders   12

         ITEM 5.      Other Information..................................   12

         ITEM 6.      Exhibits and Reports on Form 8-K...................   13

Signatures...............................................................   14

                              U.S. RENTALS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                       June 30,             December 31,
                                                                         1998                   1997
                                                                      -----------           ------------
                                                                      (Unaudited)
ASSETS
Cash and cash equivalents                                             $ 22,510              $  3,104
Accounts receivable, net                                                74,124                60,906
Inventories                                                             19,040                17,379
Rental equipment, net                                                  521,696               390,598
Property and equipment, net                                             93,130                78,014
Goodwill, net                                                           26,398                23,114
Prepaid expenses and other assets                                       12,167                12,696
                                                                      --------              --------
Total assets                                                          $769,065              $585,811
                                                                      ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other liabilities                                $ 78,264              $ 75,048
Note payable to related party                                           21,500                17,000
Notes payable, other                                                   357,100               203,300
Deferred taxes                                                          29,732                25,077
                                                                      --------              --------
Total liabilities                                                      486,596               320,425
                                                                      --------              --------

Stockholders' equity:
 Common stock, $.01 par value-
  authorized 100,000,000 shares; issued
  and outstanding 30,774,975 shares as of
  June 30, 1998 and 30,748,975 as of
  December 31,1997                                                         308                   307
 Paid-in capital                                                       244,830               244,211
 Retained earnings                                                      37,331                20,868
                                                                      --------              --------
Total stockholders' equity                                             282,469               265,386
                                                                      --------              --------

Total liabilities and stockholders' equity                            $769,065              $585,811
                                                                      ========              ========

                              U.S. RENTALS, INC.
                           STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                        1998           1997           1998           1997
                                                                     ----------     ----------     ----------     ----------
Revenues:
 Rental revenue                                                      $  114,806     $   77,109     $  207,447     $  142,439
 Rental equipment sales                                                  18,489          9,274         31,555         16,475
 Merchandise and new equipment sales                                     17,547         10,051         32,358         18,501
                                                                     ----------     ----------     ----------     ----------
  Total revenues                                                        150,842         96,434        271,360        177,415
                                                                     ----------     ----------     ----------     ----------

Cost of revenues:
 Rental equipment expense                                                24,016         18,678         46,016         36,176
 Rental equipment depreciation                                           24,534         15,708         45,979         30,021
 Cost of rental equipment sales                                           9,610          4,631         15,898          8,016
 Cost of merchandise and new equipment sales                             12,080          7,442         22,931         13,936
 Direct operating expense                                                31,517         22,698         64,894         43,881
                                                                     ----------     ----------     ----------     ----------
  Total cost of revenues                                                101,757         69,157        195,718        132,030
                                                                     ----------     ----------     ----------     ----------
  Gross profit                                                           49,085         27,277         75,642         45,385

Selling, general and administrative expense                              20,124         10,427         31,550         17,977
Non-rental depreciation                                                   3,766          2,724          7,491          4,654
Amortization of goodwill                                                    109             41            184             44
Termination cost of deferred compensation agreements                         -              -              -          20,290
                                                                     ----------     ----------     ----------     ----------
  Operating income                                                       25,086         14,085         36,417          2,420

Other expense, net                                                           -              -              -            (473)
Related party interest expense, net                                        (310)          (223)          (594)          (171)
Interest expense, net                                                    (4,891)          (504)        (8,293)        (2,057)
                                                                     ----------     ----------     ----------     ----------
  Income (loss) before income taxes and extraordinary item               19,885         13,358         27,530           (281)

Income tax expense                                                        7,994          5,343         11,067         14,455
                                                                     ----------     ----------     ----------     ----------
  Income (loss) before extraordinary item                                11,891          8,015         16,463        (14,736)

Extraordinary item, net of tax benefit of $995                               -              -              -           1,511
                                                                     ----------     ----------     ----------     ----------
  Net income (loss)                                                  $   11,891     $    8,015     $   16,463     $  (16,247)
                                                                     ==========     ==========     ==========     ==========

Basic net income (loss) before extraordinary item per share          $     0.39     $     0.26     $     0.54     $    (0.53)
                                                                     ----------     ----------     ----------     ----------
Diluted net income (loss) before extraordinary item per share        $     0.37     $     0.26     $     0.52     $    (0.52)
                                                                     ----------     ----------     ----------     ----------
Basic and diluted extraordinary item per share                       $       -      $       -      $       -      $    (0.05)
                                                                     ----------     ----------     ----------     ----------
Basic net income (loss) per share                                    $     0.39     $     0.26     $     0.54     $    (0.58)
                                                                     ----------     ----------     ----------     ----------
Diluted net income (loss) per share                                  $     0.37     $     0.26     $     0.52     $    (0.57)
                                                                     ----------     ----------     ----------     ----------
Basic weighted average shares outstanding                            30,768,502     30,748,975     30,760,301     27,946,777
                                                                     ==========     ==========     ==========     ==========
Diluted weighted average shares outstanding                          32,245,254     30,975,435     31,920,944     28,537,859
                                                                     ==========     ==========     ==========     ==========


                              U.S. RENTALS, INC.
                            STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                        1998           1997           1998           1997
                                                                     ----------     ----------     ----------     ----------
Operating activities:
 Net income (loss)                                                   $   11,891     $    8,015     $   16,463     $  (16,247)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                                         28,409         18,082         53,654         34,547
   Gain on sale of equipment                                             (9,249)        (5,104)       (16,281)        (9,006)
   Principal adjustment on notes receivable                                  -              -              -            (146)
   Provision for doubtful accounts                                        3,015          1,764          5,142          3,236
   Deferred taxes                                                         4,963          1,742          4,655          9,380
   Interest income not collected                                             -              -              -            (294)
   Interest expense not paid                                                 -              -              -             495
   Loss on early extinguishment of debt                                      -              -              -           2,506
 Changes in operating assets and liabilities
   Accounts receivable                                                  (15,561)        (9,117)       (17,970)       (14,812)
   Inventories                                                           (1,782)        (1,546)        (1,197)        (1,399)
   Prepaid expenses and other assets                                      3,027          1,068          3,102            552
   Accounts payable and other liabilities                                 1,446          9,286          1,142          9,127
                                                                     ----------     ----------     ----------     ----------
Net cash provided by operating activities                                26,159         24,190         48,710         17,939
                                                                     ----------     ----------     ----------     ----------

Investing activities:
 Acquisition of rental operations                                        (1,274)       (20,919)        (9,344)       (22,676)
 Purchases of rental equipment                                         (114,387)       (64,258)      (189,813)       (92,511)
 Proceeds from sale of rental equipment                                  18,489          9,274         31,555         16,475
 Purchases of property and equipment, net                               (11,590)       (11,127)       (20,622)       (17,173)
 Funding of notes receivable, net                                            -              32             -             253
                                                                     ----------     ----------     ----------     ----------
Net cash used in investing activities                                  (108,762)       (86,998)      (188,224)      (115,632)
                                                                     ----------     ----------     ----------     ----------

Financing activities:
 Proceeds from (payments on) line of credit, net                       (154,000)        45,000        (98,000)       (13,267)
 Proceeds from (payments) on senior notes                               252,000             -         252,000        (92,506)
 Payments on other obligations                                             (100)          (100)          (200)          (200)
 Proceeds from related party note                                           500         18,000          4,500         18,000
 Proceeds from issuance of common stock, net of issuance costs              369             -             620        185,950
 Cash retained by the predecessor in connection with Recapitalization        -              -              -            (998)
 Dividends paid                                                              -              -              -          (1,905)
                                                                     ----------     ----------     ----------     ----------
Net cash provided by financing activities                                98,769         62,900        158,920         95,074
                                                                     ----------     ----------     ----------     ----------
Net increase (decrease) in cash                                          16,166             92         19,406         (2,619)
Cash at beginning of period                                               6,344            195          3,104          2,906
                                                                     ----------     ----------     ----------     ----------
Cash at end of period                                                $   22,510     $      287     $   22,510     $      287
                                                                     ==========     ==========     ==========     ==========

Supplemental non-cash flow information:
 Distribution of net assets to stockholder in connection with the IPO                                             $    3,221
                                                                                                                  ==========

                              U.S. RENTALS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                                     Additional                       Total
                                                         Common        Paid-in       Retained      Stockholders'
                                          Shares         Stock         Capital       Earnings        Equity
                                        ----------     ---------     -----------     ---------     ------------
Balance at December 31, 1997            30,748,975     $     307     $   244,211     $  20,868     $    265,386

Net income                                      -             -               -         16,463           16,463

Stock options exercised                     26,000             1             520            -               521

Income tax benefit from stock
  options exercised                             -             -               99            -                99
                                        ----------     ---------     -----------     ---------     ------------
Balance at June 30, 1998                30,774,975     $     308     $   244,830     $  37,331     $    282,469
                                        ==========     =========     ===========     =========     ============


                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (Unaudited)

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


3.  BANK DEBT AND LONG-TERM OBLIGATIONS

Bank debt and long-term obligations consist of the following:

                                                                  June 30,    December 31,
                                                                   1998          1997
                                                                   ----          ----
Notes payable:

     Senior notes payable to various parties, interest payable
       semi-annually ranging from 6.71% to 6.93%, due
       2006 to 2010                                              $  252,000     $      -

                              U.S. RENTALS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (Unaudited)

     Revolving line of credit, interest payable monthly
       at money market rates (6.08% to 6.14% at June 30,
       1998 and 6.03% to 6.34 % at December 31, 1997)         105,000   203,000

     Notes payable related to the purchase of certain
       businesses, imputed interest averaging 7%,
       due through 1999                                           100       300
                                                              -------   -------
                                                              357,100   203,300
Note payable to related party:
     Demand note payable to majority stockholder
       of Predecessor interest at a variable rate,
       payable monthly, 5.9% at June 30, 1998
       and December 31, 1997                                   21,500    17,000
                                                             --------  --------
                                                             $378,600  $220,300
                                                             ========  ========

On February 26, 1997, the Company repaid the bank notes, the old revolving line of credit and senior notes utilizing proceeds from its IPO. The early extinguishment of debt generated an extraordinary loss of $1.5 million (net of income tax benefit of $995,000).

On February 26, 1997, the Company entered into a $300.0 million unsecured line of credit with a bank maturing no later than February 25, 2002. The Company believes it is in compliance with all covenants in the credit agreement.

On April 28, 1998, the Company completed a $252.0 million private placement of senior unsecured notes. The Company believes it is in compliance with all covenants in the senior note agreement.

4.  INCOME TAXES

Income tax expense consists of the following:

                                                         Six Months Ended
                                                             June 30,
                                                             --------
                                                          1998      1997
                                                          ----      ----
One-time charge for cumulative deferred taxes as
   of the date of the IPO as if the Company had
   always been subject to taxes as a C corporation       $     -   $ 7,520
Income tax provision for the period subsequent to
   the IPO                                                11,067     6,935
                                                         -------   -------
                                                         $11,067   $14,455
                                                         =======   =======

                              U.S. RENTALS, INC.
                                 June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SECOND QUARTER 1998 VS. SECOND QUARTER 1997

Results Of Operations

     Revenues. Total revenues for the three months ended June 30, 1998 increased 56.4% to $150.8 million from $96.4 million for the same period in 1997. Rental revenue increased 48.9% to $114.8 million or 76.1% of total revenues for the three months ended June 30, 1998, as compared to $77.1 million or 80.0% of total revenues for the same period in 1997. Of the $37.7 million increase in rental revenue, $24.7 million was due primarily to 46 new locations that were added subsequent to March 31, 1997. The remaining increase of approximately $13.0 million was due to increased equipment rental fleet at existing locations and rental volume. Rental revenue as a percentage of total revenue decreased due to the Company's efforts to take advantage of opportunities in the used equipment sales and merchandise and new equipment sales markets. Used rental equipment sales increased 99.4% to $18.5 million or 12.3% of total revenues for the three months ended June 30, 1998 from $9.3 million or 9.6% of total revenues for the same period in 1997 due to increased customer demand, increased sales efforts across the nation, alternative financing sources for customers and additional locations. Merchandise and new equipment sales increased 74.6% for the three months ended June 30, 1998 to $17.5 million or 11.6% of total revenues as compared to $10.1 million or 10.4% of total revenues for the same period in 1997. This increase was primarily due to the increase in the related rental revenue, expansion of product lines within resale showrooms, as well as a 57% increase in the number of operating locations since March 31, 1997.

     Gross Profit. Gross profit for the three months ended June 30, 1998 increased 80.0% to $49.1 million from $27.3 million for the same period in 1997 primarily due to increased rental revenue and certain economies achieved through the Company's continued investment in new equipment. Gross profit from rentals increased 55.1% to $66.3 million for the three months ended June 30, 1998 from $42.7 million for the same period in 1997 as a result of higher rental volume. Rental gross profit as a percent of rental revenue increased to 57.7% for the three months ended June 30, 1998 from 55.4% for the same period in 1997. This increase was due primarily to a 48.9% increase in rental revenue partially offset by an increase in rental equipment expense of 28.6% due to the impact of increased rental volume. Gross profit from sales of used rental equipment increased 91.2% to $8.9 million from $4.6 million for the same period in 1997 due to increased demand for used equipment, but continued to decrease as a percent of such sales due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 109.5% for the three months ended June 30, 1998 as compared to the same period in 1997 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to expand product lines and an increase in new equipment sales and customer volume. Gross profit on the sale of merchandise and new equipment also increased as a percentage of total revenue. Direct operating expenses for the three months ended June 30, 1998 increased 38.9% to $31.5 million as compared to $22.7 million for the same period in 1997. However, as a percentage of total revenue, direct operating expenses for the three month period decreased to 20.9% compared to 23.5% for the same period in 1997. The decrease reflects certain economies achieved as a result of higher rental volume and increased utilization.

                              U.S. RENTALS, INC.
                                 June 30, 1998

     Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 1998 increased 93.0% to $20.1 million compared to $10.4 million for the same period in 1997. The increase was primarily due to higher profit sharing expense, and to a lessor extent, higher bad debt and credit and collection expenses for the three months ended June 30, 1998 as compared to the same period in 1997. These expenses are directly related to the increase in profitability and revenue volume.

     Interest Expense, net. Interest expense increased 870.4% to $4.9 million for the three months ended June 30, 1998 from $.5 million for the same period in 1997. The increase was primarily due to a $252.0 million private placement of senior unsecured notes in April 1998 and higher average debt outstanding under the credit facility during the three months ended June 30, 1998 as compared to same period of 1997. The increase in average debt outstanding was the result of the Company's significant capital expenditures.

     Income Taxes. For the three months ended June 30, 1998 the Company's income was taxed at an effective rate of 40.2% compared to 40.0% for the same period in 1997.

SIX MONTHS 1998 VS. SIX MONTHS 1997

Results Of Operations

     Revenues. Total revenues for the first six months of 1998 increased 53.0% to $271.4 million from $177.4 million for the same period in 1997. Rental revenue increased 45.6% to $207.4 million or 76.4% of total revenues for the first six months of 1998, as compared to $142.4 million or 80.3% of total revenues for the same period in 1997. Of the $65.0 million increase in rental revenue, $47.6 million was due primarily to 39 new locations that were added subsequent to June 30, 1997. The remaining increase of approximately $17.4 million was due to increased equipment rental fleet at existing locations and rental volume. Rental revenue as a percentage of total revenue decreased due to the Company's efforts to take advantage of opportunities in the used equipment sales and merchandise and new equipment sales markets. In addition to the above, severe weather conditions along the West Coast related to El Nino, slowed construction activity resulting in lower than expected rental volume during the first quarter of 1998. Used rental equipment sales increased 91.5% to $31.6 million or 11.6% of total revenues for the first six months of 1998 from $16.5 million or 9.3% of total revenues for the same period in 1997. This increase was due to continued customer demand, increased sales efforts across the nation and alternative financing sources for customers. Merchandise and new equipment sales increased 74.9% for the first six months of 1998 to $32.4 million or 11.9% of total revenues as compared to $18.5 million or 10.4% of total revenues for the same period in 1997. This increase was primarily due to the increase in the related rental revenue, expansion of product lines within resale showrooms, as well as a 44% increase in the number of operating locations since June 30, 1997.

     Gross Profit. Gross profit for the first six months of 1998 increased 66.7% to $75.6 million from $45.4 million for the same period in 1997 primarily due to increased rental revenue and certain economies achieved through the Company's continued investment in new equipment. Gross profit from rentals increased 51.4% to $115.5 million for the first six months of 1998 from $76.2 million for the same period in 1997 as a result of higher rental volume. Rental gross profit as a percent of rental revenue increased to 55.7% for the first six months of 1998 from 53.5% for the same period in 1997. This increase was due primarily to a 45.6% increase in rental revenue

                              U.S. RENTALS, INC.
                                 June 30, 1998

partially offset by an increase in rental equipment expense of 27.2% due to the impact of increased rental volume. Gross profit from sales of used rental equipment increased 85.1% to $15.7 million from $8.5 million for the same period in 1997 due to increased demand for used equipment, but continued to decrease as a percent of such sales due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 106.5% for the first six months of 1998 as compared to the same period in 1997 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to expand product lines and an increase in new equipment sales and customer volume. Gross profit on the sale of merchandise and new equipment also increased as a percentage of total revenue. Total gross profit was negatively impacted by an increase in direct operating expenses for the first six months of 1998 of 47.9% to $64.9 million as compared to $43.9 million for the same period in 1997. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet and an increase in rental volume. As a percentage of total revenue, direct operating expenses decreased slightly to 23.9% in the first six months of 1998 from 24.7% for the same period in 1997. The decrease was primarily due to the maturation of new locations and the related rise in revenues.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the first six months of 1998 increased 75.5% to $31.6 million compared to $18.0 million for the same period in 1997. The increase was primarily due to higher profit sharing expense, bad debt and credit and collection expenses for the first six months of 1998 as compared to the same period in 1997. These expenses are directly related to the increase in profitability and revenue volume.

     Termination Cost of Deferred Compensation Agreements. Other operating expense for the first six months of 1997 consists of a one-time compensation expense related to the termination of the Predecessor's deferred incentive compensation agreements just prior to the IPO in February 1997.

     Interest Expense, net. Interest expense increased 303.2% to $8.3 million for the first six months of 1998 from $2.1 million for the same period in 1997. The increase was primarily due to a $252.0 million private placement of senior unsecured notes in April 1998 and higher average debt outstanding under the credit facility during the first six months of 1998 as compared to the same period of 1997. The increase in average debt outstanding was the result of the Company's significant investment in capital expenditures.

     Income Taxes. Prior to its IPO, the Company was taxed as an S corporation for federal and state purposes. Upon the IPO, the Company recorded a $7.5 million one-time charge for cumulative deferred tax liabilities. For the first six months of 1998 the Company's income was taxed at an effective rate of 40.2% compared to 40.0% for the period from February 26, 1997 to June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     In conjunction with the IPO, the Company entered into a new credit facility that provides availability of up to $300.0 million with its existing lenders (the "Credit Facility") of which $195.0 million was available at June 30, 1998.

                              U.S. RENTALS, INC.
                                 June 30, 1998

     The Company has primarily used cash to purchase rental equipment as well as acquire and start up new rental yards. The Company historically has financed its cash requirements primarily through net cash provided by operating activities and borrowings under its Credit Facility. In addition to the Company's Credit Facility, the Company completed a $252.0 million private placement of senior unsecured notes on April 28, 1998. The Company believes that cash flow from operations and availability under its Credit Facility will be sufficient to support its operations, expansion and liquidity requirements for at least the next 12 months.

     For the first six months of 1998, the Company's operating activities before changes in operating assets and liabilities provided net cash flow of $63.6 million as compared to $24.5 million for the same period in 1997. The $39.1 million increase was primarily due to increased operating income (exclusive of depreciation and amortization expenses, gains on sale of rental equipment and the deferred compensation agreement termination costs) of $25.4 million. The $25.4 million increase in operating income was due to higher revenues associated with increased investment in rental equipment, increases in the number of locations, and enhanced focus on merchandise and new equipment sales.

     Net cash used in investing activities was $188.2 million for the first six months of 1998 as compared to $115.6 million for the same period in 1997. This increase was primarily due to the continued investment in rental equipment, purchase of non-rental property and equipment, partially offset by increased sales of used rental equipment. The increase in rental fleet relates to newly opened or acquired yards and the continued expansion of rental fleet at existing locations. Rental equipment purchases for the first six months of 1998 were $189.8 million as compared to $92.5 million for the same period in 1997.

     Net cash provided by financing activities was $158.9 million for the first six months of June 1998 as compared to $95.1 million for the same period in 1997. The principal cause for the variation between periods was the receipt of the net proceeds from the $252.0 million private placement of Senior unsecured notes which were then used in part to pay borrowings under the Credit Facility.


CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

     Statements in this report may contain forward-looking statements that represent the Company's expectations or beliefs concerning the continued sufficiency of the Company's cash to meet expected capital expenditures and interest expense and the likelihood of completing the previously announced agreement to merge with United Rentals, Inc.

     The Company cautions that these statements are qualified by important factors that could cause actual results to differ from those in the forward-looking statements: the Company's ability to acquire or start more rental yards and the timing, pricing and related costs of the acquisitions and openings, the effective integration of the acquired businesses and new yards, variations in seasonal rental patterns principally due to the effect of weather on construction activity, increased competition due to larger companies expanding into previously less competitive markets, the cyclical nature of the equipment rental industry, the timing and financing of capital expenditures for fleet expansions, and general economic conditions in the Company's markets including the possible impact of interest rate fluctuations. In addition, the market price of the Company's

                              U.S. RENTALS, INC.
                                 June 30, 1998

common stock could be subject to significant variation due to fluctuations in the Company's operating results, changes in earnings estimates by securities analysts and other factors, including the announcement of an agreement by the Company to merge with United Rentals, Inc. Although the Company expects the merger will be completed in the third quarter of 1998, there can be no assurance the merger will be completed in the third quarter or at all.

     Fluctuations in Quarterly Operating Results. The Company has experienced fluctuations in operating results in interim periods in certain geographic regions due to seasonality. Weather conditions, such as El Nino, sometimes affect quarterly revenues. As a result, the Company may not learn of revenue shortfalls until late in the quarter. The Company's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on results of operations.

                              U.S. RENTALS, INC.
                                 June 30, 1998


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings

              None.

Item 2.  Changes in Securities

              None.

Item 3.  Defaults upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on May 7, 1998, at which all six Directors were re-elected to the Board, one new Director was elected to the Board, and the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year 1998 was ratified. No other matters were presented at the meeting. The number of shares of the Company's Common Stock present at the meeting, by proxy or in person, collectively represented 94.7% of the voting interest of all shares of stock outstanding and eligible to vote at the Annual Meeting.

              The holders of the Common Stock elected all Directors as follows:

                                                                      Votes
     Nominees                                        Votes For       Withheld
     --------                                        ----------      ---------
     Richard D. Colburn..............................27,792,973      2,967,002
     William F. Berry................................28,459,405      2,300,570
     John S. McKinney................................28,459,405      2,300,570
     James P. Miscoll................................28,459,405      2,300,570
     Robert D. Paulson...............................28,459,405      2,300,570
     Keith W. Renken.................................28,459,405      2,300,570
     Jeremiah H. B. Kean.............................28,459,405      2,300,570

              The votes cast for the ratification of the appointment of Price Waterhouse LLP as the Company's accountants were as follows: 29,127,460 for, 4,825 withheld and 4,045 abstained.


Item 5.  Other Information

              None.

                              U.S. RENTALS, INC.
                                 June 30, 1998


Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits

              10.1  Amended revolving note payable to Richard D. Colburn.
              27.1  Financial data schedule.

         (b)  Reports on 8-K

              1) The Company filed a Current Report on Form 8-K, dated June 15, 1998, announcing the signing of an Agreement and Plan of Merger to merge U.S. Rentals, Inc. with United Rentals, Inc. In connection with the merger, each outstanding share of common stock of U.S. Rentals, Inc. will be converted into the right to receive 0.9625 of a share of common stock of United Rentals, Inc.

                              U.S. RENTALS, INC.
                                June 30, 1998



                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              U.S. RENTALS, INC.
                                                                    (Registrant)



  Date:  August 7, 1998                          By:  /s/       JOHN S. MCKINNEY
         --------------                               --------------------------
                                                                John S. McKinney
                                                                  Vice President
                                                         Chief Financial Officer