Form 10-K/A
period 1997-12-31
U S RENTALS INC
filed 1998-08-21
CIK 1028726

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            AMENDMENT NO. 1 TO
                                   FORM 10-K

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

  As of March 19, 1998, Registrant had outstanding 30,759,975 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held May 7, 1998 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE

  This amendment no. 1 to the Company's report on Form 10-K for its fiscal year ended December 31, 1997, is being filed to delete certain proforma information presented in item 6 for prior years, Selected Financial Data, on page 9 of the report, to provide additional information on tax rates and year 2000 issues under Management's Discussion and Analysis of Financial Condition and Results of Operations and delete certain financial data presented in Part IV page F-3.

  The information presented in item 6, Selected Financial Data, under the 1996 column for proforma data has been removed. Additional information to the Income Taxes narrative under the 1997 Compared to 1996 information within Management's Discussion and Analysis of Financial Condition and Results of Operations was added to describe the actual effective income tax rate of 82.3% for 1997. Information concerning year 2000 issues was also added under the 1997 compared to 1996 information within Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to the above, selected proforma income and income per share data in Part IV page F-3 has been removed.

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

ITEM 6. SELECTED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1993       1994       1995       1996       1997
                          ---------- ---------- ---------- ---------- ----------
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF INCOME
 DATA:
Revenues................  $  143,582 $  187,758 $  242,847 $  305,837 $  424,693
Income from operations..      12,686     23,786     38,022     42,154     43,591
Income before income
 taxes and extraordinary
 item...................      13,891     22,484     31,092     33,458     35,748
Income tax expense (b)..         405        499        468        374     29,407
                          ---------- ---------- ---------- ---------- ----------
Net income before
 extraordinary item.....      13,486     21,985     30,624     33,084      6,341
Extraordinary item, net
 of tax benefit of $995.         --         --         --         --       1,511
                          ---------- ---------- ---------- ---------- ----------
Net income..............  $   13,486 $   21,985 $   30,624 $   33,084 $    4,830
                          ========== ========== ========== ========== ==========
Basic net income per
 share..................  $     0.65 $     1.06 $     1.48 $     1.59 $     0.17
Diluted net income per
 share..................  $     0.65 $     1.06 $     1.48 $     1.59 $     0.16
Basic weighted average
 shares outstanding.....  20,748,975 20,748,975 20,748,975 20,748,975 29,351,715
Diluted weighted average
 shares outstanding.....  20,748,975 20,748,975 20,748,975 20,748,975 29,843,752
PRO FORMA FOR THE
 RECAPITALIZATION AND
 THE IPO (A):
Pro forma income before
 income taxes...........                                              $   57,935
Pro forma income tax
 expense (b)............                                                  23,290
                                                                      ----------
Pro forma net income....                                              $   34,645
                                                                      ==========
Pro forma net income per
 share..................                                              $     1.13
Shares used in computing
 pro forma net income
 per share..............                                              30,748,975
PRO FORMA TRANSACTIONS:
Termination of deferred
 compensation
 agreements.............                                              $   20,290
Interest expense........                                                   1,897
Non-recurring expenses
 of the Predecessor not
 transferred to the
 Company................                                                     --
                                                                      ----------
                                                                      $   22,187
                                                                      ==========
BALANCE SHEET DATA (AT
 END OF YEAR):
Rental equipment, net...  $   65,606 $  112,563 $  152,848 $  205,982 $  390,598
Total assets............     125,390    187,525    245,184    324,448    585,811
Total debt..............      48,419     84,751    105,696    186,710    220,300

--------

(a) The pro forma results of operations assume the Recapitalization (as defined under Management's Discussion and Analysis of Results of Operations and Financial Conditions) and the subsequent initial public offering (IPO) occurred on January 1, 1997, along with the following items: (i) one-time charge relating to termination of deferred compensation agreements with certain employees, (ii) interest expense as a result of reductions indebtedness, and (iii) income and expenses from non-operating assets of the Predecessor not transferred to the Company. The pro forma operations data had been prepared for comparative purposes only and does not purport to represent what the Company's actual results of operations would have been had the Recapitalization and the subsequent IPO in fact occurred on January 1, 1997.

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

  Income Taxes. Prior to the Recapitalization, the Company was taxed as an S corporation for federal and state purposes. Income tax expense (benefit) was approximately 1.5% of pre-tax income (loss) for 1996 and the period prior to the Recapitalization in 1997. In connection with the Recapitalization in February 1997, the Company recorded a one-time $7.5 million charge to reflect the deferred tax liability of the Company based on statutory federal and state rates for a C corporation. This charge represented 21.0% of pre-tax income for 1997. In addition, the benefit with respect to losses incurred prior to the Recapitalization were computed as the S corporation tax rates rather than the C corporation rates. This differential in tax benefit computed using the S corporation rates rather than the C corporation rates represented 21.1% of pre-tax income for 1997. Subsequent to the Recapitalization, the Company was taxed as a C corporation resulting in an effective rate of 40.2%.

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

  U.S. Rentals believes that its management information systems are year 2000 compliant. At minimal cost over the past two years the Company has upgraded its proprietary systems and the Company's software vendors have advised the Company that the systems provided by them are year 2000 compliant. U.S.Rentals does not believe that year 2000 will have a material adverse effect on its business relationships with its suppliers or customers, or have a material adverse effect on its business, results of operations or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by this Item 8 are set forth as indicated in Item 14, "Exhibits, Financial Statement Schedule and Reports on Form 8-K."

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

  (c) EXHIBITS

  EXHIBIT
  NUMBER                      DESCRIPTION OF EXHIBITS                      PAGE
  -------                     -----------------------                      ----
   2.1*   Asset Contribution Agreement
   3.1*   Restated Certificate of Incorporation of the Company
   3.2*   Amended and Restated Bylaws of the Company
   4.1*   Specimen Common Stock certificate
  10.1*   Form of Indemnification Agreement between the Company and each of its executive officers and directors
  10.2*   Form of Employment Agreement between the Company and John S.
          McKinney
  10.3*   Form of Registration Rights Agreement
  10.4*   1997 Performance Award Plan
  10.5*   Form of Employment Agreement between the Company and William
          F. Berry
  10.6*   Second Amended and Restated Credit Agreement by and among the
          Predecessor, Bank of America NT&SA as agent, and the banks named therein dated as of February 26, 1997
  10.11*  Cancellation of Deferred Compensation Agreement between the
          Predecessor and William F. Berry dated as of January 27,1997
  10.12*  Cancellation of Deferred Compensation Agreement between the
          Predecessor and John. S. McKinney dated as of January 27, 1997
  10.13** Demand Revolving Note Payable to Richard D. Colburn
  23.1*** Consents of Price Waterhouse LLP
  24.1*** Power of Attorney (contained of signature page to this report)
  27.1*** Financial Data Schedule
  27.2*** Financial Data Schedule
  27.3*** Financial Data Schedule

--------
  * Incorporated by reference from the Company's Registration Statement on Form S-1 (333-17783) in February 1997.

 ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

***  Previously filed under 10K (0-14338) for the year ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. Rentals, Inc.

                                          By:     /s/ John S. McKinney
Date: August 21, 1998                     _____________________________________
                                                    John S. McKinney
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
                 *                   Chief Executive Officer,       August 21, 1998
____________________________________ President and Director
         (William F. Berry)

       /s/ John S. McKinney          Chief Financial Officer and    August 21, 1998
____________________________________ Director, in his capacities
         (John S. McKinney)          as Chief Financial Officer
                                     and Principal Accounting
                                     Officer

                 *                   Chairman of the Board          August 21, 1998
____________________________________
        (Richard D. Colburn)

                 *                   Director                       August 21, 1998
____________________________________
         (James P. Miscoll)

                 *                   Director                       August 21, 1998
____________________________________
        (Robert D. Paulson)

                 *                   Director                       August 21, 1998
____________________________________
         (Keith W. Renken)

      */s/ John S. McKinney
____________________________________
          John S. McKinney
          Attorney-in-fact

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

                               U.S. RENTALS, INC.

                            STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1996        1997
                                            ----------  ----------  ----------
                                            (IN THOUSANDS, EXCEPT SHARE AND
                                                   PER SHARE AMOUNTS)
REVENUES:
 Rental revenue............................ $  214,849  $  257,486  $  340,507
 Rental equipment sales....................     10,832      24,629      38,839
 Merchandise and new equipment sales.......     17,166      23,722      45,347
                                            ----------  ----------  ----------
   Total revenues..........................    242,847     305,837     424,693
                                            ----------  ----------  ----------
COST OF REVENUES:
 Rental equipment expense..................     51,370      65,102      87,209
 Rental equipment depreciation.............     43,885      56,105      69,231
 Cost of rental equipment sales............      4,693      10,109      19,065
 Cost of merchandise and new equipment
  sales....................................     11,418      17,423      33,420
 Direct operating expense..................     56,506      71,482      98,068
                                            ----------  ----------  ----------
   Total cost of revenues..................    167,872     220,221     306,993
                                            ----------  ----------  ----------
   Gross profit............................     74,975      85,616     117,700
 Selling, general and administrative
  expense..................................     31,440      35,934      42,597
 Non-rental depreciation and amortization..      5,513       7,528      11,222
 Termination cost of deferred compensation
  agreements...............................         --          --      20,290
                                            ----------  ----------  ----------
   Operating income........................     38,022      42,154      43,591
 Interest expense..........................     (4,575)     (8,373)     (6,680)
 Related party interest (expense) income,
  net......................................       (735)        342        (690)
 Other expense, net........................     (1,620)       (665)       (473)
                                            ----------  ----------  ----------
   Income before income taxes and
    extraordinary item.....................     31,092      33,458      35,748
   Income tax expense......................        468         374      29,407
                                            ----------  ----------  ----------
   Net income before extraordinary item....     30,624      33,084       6,341
 Extraordinary item, net of tax benefit of
  $995.....................................         --          --       1,511
                                            ----------  ----------  ----------
 Net income................................ $   30,624  $   33,084  $    4,830
                                            ==========  ==========  ==========
 Basic net income before extraordinary
  item per share........................... $     1.48  $     1.59  $      .22
                                            ==========  ==========  ==========
 Diluted net income before extraordinary
  item per share........................... $     1.48  $     1.59  $      .21
                                            ==========  ==========  ==========
 Basic net income per share................ $     1.48  $     1.59  $      .17
                                            ==========  ==========  ==========
 Diluted net income per share.............. $     1.48  $     1.59  $      .16
                                            ==========  ==========  ==========
 Basic weighted average shares
  outstanding.............................. 20,748,975  20,748,975  29,351,715
                                            ==========  ==========  ==========
 Diluted weighted average shares
  outstanding.............................. 20,748,975  20,748,975  29,843,752
                                            ==========  ==========  ==========
UNAUDITED PRO FORMA DATA (NOTE 7):
 Historical income before income taxes and
  extraordinary item....................... $   31,092  $   33,458  $   35,748
 Pro forma income tax expense..............     12,780      13,456      14,371
                                            ----------  ----------  ----------
   Pro forma net income before
    extraordinary item..................... $   18,312  $   20,002  $   21,377
                                            ==========  ==========  ==========
 Pro forma basic net income before
  extraordinary item per share............. $      .88  $      .96  $      .73
                                            ==========  ==========  ==========
 Pro forma diluted net income before
  extraordinary item per share............. $      .88  $      .96  $      .72
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