Form 10-Q/A
period 1998-06-30
U S RENTALS INC
filed 1998-08-24
CIK 1028726

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                             AMENDMENT NO. 1

                                    TO

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 1-12623

                               ----------------

                              U.S. RENTALS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                              94-3061974
               (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
             OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)
     1501 CUMMINS DRIVE, STE. 155, MODESTO, CALIFORNIA           95358
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (209) 544-9000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE )

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

  There were 30,774,975 shares of common stock, $.01 par value, outstanding at August 1, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             EXPLANATORY NOTE

  This amendment no. 1 to the Company's report on Form 10-Q for its quarter ended June 30, 1998, is being filed to add information with regards to Year 2000 issues under Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               TABLE OF CONTENTS

PART I: Financial Information

    ITEM 1. Financial Statements
            Balance Sheets--June 30, 1998 and December 31, 1997...........    3
            Statements of Operations--Three and six months ended June 30,
            1998 and 1997.................................................    4
            Statements of Cash Flows--Three and six months ended June 30,
            1998 and 1997.................................................    5
            Statement of Changes in Stockholders' Equity--Three and six
             months ended June 30, 1998...................................    6
            Notes to Financial Statements--June 30, 1998..................    7
    ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    9

PART II: Other Information

    ITEM 1. Legal Proceedings.............................................   13
    ITEM 2. Changes in Securities.........................................   13
    ITEM 3. Defaults Upon Senior Securities...............................   13
    ITEM 4. Submission of Matters to a Vote of Security Holders...........   13
    ITEM 5. Other Information.............................................   13
    ITEM 6. Exhibits and Reports on Form 8-K..............................   13
 Signatures................................................................  14

                               U.S. RENTALS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Cash and cash equivalents.............................  $ 22,510     $  3,104
Accounts receivable, net..............................    74,124       60,906
Inventories...........................................    19,040       17,379
Rental equipment, net.................................   521,696      390,598
Property and equipment, net...........................    93,130       78,014
Goodwill, net.........................................    26,398       23,114
Prepaid expenses and other assets.....................    12,167       12,696
                                                        --------     --------
    Total assets......................................  $769,065     $585,811
                                                        ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Accounts payable and other liabilities................  $ 78,264     $ 75,048
Note payable to related party.........................    21,500       17,000
Notes payable, other..................................   357,100      203,300
Deferred taxes........................................    29,732       25,077
                                                        --------     --------
    Total liabilities.................................   486,596      320,425
                                                        --------     --------
Stockholders' equity:
  Common stock, $.01 par value--authorized 100,000,000
   shares; issued and outstanding 30,774,975 shares as
   of June 30, 1998 and 30,748,975 as of December 31,
   1997...............................................       308          307
  Paid-in capital.....................................   244,830      244,211
  Retained earnings...................................    37,331       20,868
                                                        --------     --------
    Total stockholders' equity........................   282,469      265,386
                                                        --------     --------
    Total liabilities and stockholders' equity........  $769,065     $585,811
                                                        ========     ========

                               U.S. RENTALS, INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
Revenues:
  Rental revenue...............  $  114,806  $   77,109  $  207,447  $  142,439
  Rental equipment sales.......      18,489       9,274      31,555      16,475
  Merchandise and new equipment
   sales.......................      17,547      10,051      32,358      18,501
                                 ----------  ----------  ----------  ----------
    Total revenues.............     150,842      96,434     271,360     177,415
                                 ----------  ----------  ----------  ----------
Cost of revenues:
  Rental equipment expense.....      24,016      18,678      46,016      36,176
  Rental equipment
   depreciation................      24,534      15,708      45,979      30,021
  Cost of rental equipment
   sales.......................       9,610       4,631      15,898       8,016
  Cost of merchandise and new
   equipment sales.............      12,080       7,442      22,931      13,936
  Direct operating expense.....      31,517      22,698      64,894      43,881
                                 ----------  ----------  ----------  ----------
    Total cost of revenues.....     101,757      69,157     195,718     132,030
                                 ----------  ----------  ----------  ----------
    Gross profit...............      49,085      27,277      75,642      45,385
Selling, general and
 administrative expense........      20,124      10,427      31,550      17,977
Non-rental depreciation........       3,766       2,724       7,491       4,654
Amortization of goodwill.......         109          41         184          44
Termination cost of deferred
 compensation agreements.......         --          --          --       20,290
                                 ----------  ----------  ----------  ----------
    Operating income...........      25,086      14,085      36,417       2,420
Other expense, net.............         --          --          --         (473)
Related party interest expense,
 net...........................        (310)       (223)       (594)       (171)
Interest expense, net..........      (4,891)       (504)     (8,293)     (2,057)
                                 ----------  ----------  ----------  ----------
    Income (loss) before income
     taxes and extraordinary
     item......................      19,885      13,358      27,530        (281)
Income tax expense.............       7,994       5,343      11,067      14,455
                                 ----------  ----------  ----------  ----------
    Income (loss) before
     extraordinary item........      11,891       8,015      16,463     (14,736)
Extraordinary item, net of tax
 benefit of $995...............         --          --          --        1,511
                                 ----------  ----------  ----------  ----------
    Net income (loss)..........  $   11,891  $    8,015  $   16,463  $  (16,247)
                                 ==========  ==========  ==========  ==========
Basic net income (loss) before
 extraordinary item per share..  $     0.39  $     0.26  $     0.54  $    (0.53)
                                 ----------  ----------  ----------  ----------
Diluted net income (loss)
 before extraordinary item per
 share.........................  $     0.37  $     0.26  $     0.52  $    (0.52)
                                 ----------  ----------  ----------  ----------
Basic and diluted extraordinary
 item per share................  $      --   $      --   $      --   $    (0.05)
                                 ----------  ----------  ----------  ----------
Basic net income (loss) per
 share.........................  $     0.39  $     0.26  $     0.54  $    (0.58)
                                 ----------  ----------  ----------  ----------
Diluted net income (loss) per
 share.........................  $     0.37  $     0.26  $     0.52  $    (0.57)
                                 ----------  ----------  ----------  ----------
Basic weighted average shares
 outstanding...................  30,768,502  30,748,975  30,760,301  27,946,777
                                 ==========  ==========  ==========  ==========
Diluted weighted average shares
 outstanding...................  32,245,254  30,975,435  31,920,944  28,537,859
                                 ==========  ==========  ==========  ==========

                               U.S. RENTALS, INC.

                            STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                     -------------------  --------------------
                                       1998       1997      1998       1997
                                     ---------  --------  ---------  ---------
Operating activities:
  Net income (loss)................. $  11,891  $  8,015  $  16,463  $ (16,247)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization...    28,409    18,082     53,654     34,547
    Gain on sale of equipment.......    (9,249)   (5,104)   (16,281)    (9,006)
    Principal adjustment on notes
     receivable.....................       --        --         --        (146)
    Provision for doubtful accounts.     3,015     1,764      5,142      3,236
    Deferred taxes..................     4,963     1,742      4,655      9,380
    Interest income not collected...       --        --         --        (294)
    Interest expense not paid.......       --        --         --         495
    Loss on early extinguishment of
     debt...........................       --        --         --       2,506
  Changes in operating assets and
   liabilities accounts receivable..   (15,561)   (9,117)   (17,970)   (14,812)
    Inventories.....................    (1,782)   (1,546)    (1,197)    (1,399)
    Prepaid expenses and other
     assets.........................     3,027     1,068      3,102        552
    Accounts payable and other
     liabilities....................     1,446     9,286      1,142      9,127
                                     ---------  --------  ---------  ---------
Net cash provided by operating
 activities.........................    26,159    24,190     48,710     17,939
                                     ---------  --------  ---------  ---------
Investing activities:
  Acquisition of rental operations..    (1,274)  (20,919)    (9,344)   (22,676)
  Purchases of rental equipment.....  (114,387)  (64,258)  (189,813)   (92,511)
  Proceeds from sale of rental
   equipment........................    18,489     9,274     31,555     16,475
  Purchases of property and
   equipment, net...................   (11,590)  (11,127)   (20,622)   (17,173)
  Funding of notes receivable, net..       --         32        --         253
                                     ---------  --------  ---------  ---------
  Net cash used in investing activi-
   ties.............................  (108,762)  (86,998)  (188,224)  (115,632)
                                     ---------  --------  ---------  ---------
Financing activities:
  Proceeds from (payments on) line
   of credit, net...................  (154,000)   45,000    (98,000)   (13,267)
  Proceeds from (payments) on senior
   notes............................   252,000       --     252,000    (92,506)
  Payments on other obligations.....      (100)     (100)      (200)      (200)
  Proceeds from related party note..       500    18,000      4,500     18,000
  Proceeds from issuance of common
   stock, net of issuance costs.....       369       --         620    185,950
  Cash retained by the predecessor
   in connection with
   Recapitalization.................       --        --         --        (998)
  Dividends paid....................       --        --         --      (1,905)
                                     ---------  --------  ---------  ---------
Net cash provided by financing
 activities.........................    98,769    62,900    158,920     95,074
                                     ---------  --------  ---------  ---------
Net increase (decrease) in cash.....    16,166        92     19,406     (2,619)
Cash at beginning of period.........     6,344       195      3,104      2,906
                                     ---------  --------  ---------  ---------
Cash at end of period............... $  22,510  $    287  $  22,510  $     287
                                     =========  ========  =========  =========
Supplemental non-cash flow
 information:
  Distribution of net assets to
   stockholder in connection with
   the IPO..........................                                 $   3,221
                                                                     =========

                               U.S. RENTALS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                              ADDITIONAL              TOTAL
                                       COMMON  PAID-IN   RETAINED STOCKHOLDERS'
                              SHARES   STOCK   CAPITAL   EARNINGS    EQUITY
                            ---------- ------ ---------- -------- -------------
Balance at December 31,
 1997...................... 30,748,975  $307   $244,211  $20,868    $265,386
Net income.................        --    --         --    16,463      16,463
Stock options exercised....     26,000     1        520      --          521
Income tax benefit from
 stock options exercised...        --    --          99      --           99
                            ----------  ----   --------  -------    --------
Balance at June 30, 1998... 30,774,975  $308   $244,830  $37,331    $282,469
                            ==========  ====   ========  =======    ========

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

3. BANK DEBT AND LONG-TERM OBLIGATIONS

  Bank debt and long-term obligations consist of the following:

                                                          JUNE 30, DECEMBER 31,
                                                            1998       1997
                                                          -------- ------------
Notes payable:
  Senior notes payable to various parties, interest
   payable semi-annually ranging from 6.71% to 6.93%, due
   2006 to 2010.......................................... $252,000   $    --
  Revolving line of credit, interest payable monthly at
   money market rates (6.08% to 6.14% at June 30, 1998
   and 6.03% to 6.34% at December 31, 1997)..............  105,000    203,000
  Notes payable related to the purchase of certain
   businesses, imputed interest averaging 7%, due through
   1999..................................................      100        300
                                                          --------   --------
                                                           357,100    203,300
Note payable to related party:
  Demand note payable to majority stockholder of
   Predecessor interest at a variable rate, payable
   monthly, 5.9% at June 30, 1998 and December 31, 1997..   21,500     17,000
                                                          --------   --------
                                                          $378,600   $220,300
                                                          ========   ========

  On February 26, 1997, the Company repaid the bank notes, the old revolving line of credit and senior notes utilizing proceeds from its IPO. The early extinguishment of debt generated an extraordinary loss of $1.5 million (net of income tax benefit of $995,000).

                              U.S. RENTALS, INC.

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

4. INCOME TAXES

  Income tax expense consists of the following:

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
One-time charge for cumulative deferred taxes as of the date of the IPO as if the Company had always been subject to taxes as
 a C corporation...............................................  $   --  $ 7,520
Income tax provision for the period subsequent to the IPO......   11,067   6,935
                                                                 ------- -------
                                                                 $11,067 $14,455
                                                                 ======= =======

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

  Gross Profit. Gross profit for the first six months of 1998 increased 66.7% to $75.6 million from $45.4 million for the same period in 1997 primarily due to increased rental revenue and certain economies achieved through the Company's continued investment in new equipment. Gross profit from rentals increased 51.4% to $115.5 million for the first six months of 1998 from $76.2 million for the same period in 1997 as a result of higher rental volume. Rental gross profit as a percent of rental revenue increased to 55.7% for the first six months of 1998 from 53.5% for the same period in 1997. This increase was due primarily to a 45.6% increase in rental revenue partially offset by an increase in rental equipment expense of 27.2% due to the impact of increased rental volume. Gross profit from sales of used rental equipment increased 85.1% to $15.7 million from $8.5 million for the same period in 1997 due to increased demand for used equipment, but continued to decrease as a percent of such sales due to the mix of sales toward later model equipment. Gross profit from sales of merchandise and new equipment increased 106.5% for the first six months of 1998 as compared to the same period in 1997 due to the impact of increased rental volume on the sale of merchandise, a concerted effort to expand product lines and an increase in new equipment sales and customer volume. Gross profit on the sale of merchandise and new equipment also increased as a percentage of total revenue. Total gross profit was negatively impacted by an increase in direct operating expenses for the first six months of 1998 of 47.9% to $64.9 million as compared to $43.9 million for the same period in 1997. The increase reflects staffing and facilities costs resulting from an increased number of rental yards and higher maintenance costs necessary to support the increased size of the rental fleet and an increase in rental volume. As a percentage of total revenue, direct operating expenses decreased slightly to 23.9% in the first six months of 1998 from 24.7% for the same period in 1997. The decrease was primarily due to the maturation of new locations and the related rise in revenues.

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

  U.S. Rentals believes that its management information systems are year 2000 compliant. At minimal cost over the past two years the Company has upgraded its proprietary systems and the Company's software vendors have advised the Company that the systems provided by them are year 2000 compliant. U.S. Rentals does not believe that year 2000 will have a material adverse effect on its business relationships with its suppliers or customers, or have a material adverse effect on its business, results of operations or financial condition.

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

                          PART II. OTHER INFORMATION

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

  The holders of the Common Stock elected all Directors as follows:

                                                                         VOTES
     NOMINEES                                               VOTES FOR  WITHHELD
     --------                                               ---------- ---------
     Richard D. Colburn.................................... 27,792,973 2,967,002
     William F. Berry...................................... 28,459,405 2,300,570
     John S. McKinney...................................... 28,459,405 2,300,570
     James P. Miscoll...................................... 28,459,405 2,300,570
     Robert D. Paulson..................................... 28,459,405 2,300,570
     Keith W. Renken....................................... 28,459,405 2,300,570
     Jeremiah H. B. Kean................................... 28,459,405 2,300,570

  The votes cast for the ratification of the appointment of Price Waterhouse LLP as the Company's accountants were as follows: 29,127,460 for, 4,825 withheld and 4,045 abstained.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     10.1* Amended revolving note payable to Richard D. Colburn.
     27.1* Financial data schedule.

--------

* Previously filed under 10Q (1-12623) for the quarter ended June 30, 1998.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. RENTALS, INC.
                                          (Registrant)

                                                  /s/ John S. McKinney
Date: August 24, 1998                     By: _________________________________
                                                      John S. McKinney
                                                       Vice President
                                                  Chief Financial Officer